Form 10-Q
period 2012-08-31
Stark Beneficial, Inc.
filed 2012-10-02
CIK 1551454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended August 31, 2012

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

STARK BENEFICIAL, INC.

Delaware	27-5213322
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)

330 Clematis Street, Suite 217,
West Palm Beach, Florida 33401
(800) 341-2684
(Company address)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,379,935 common shares issued and outstanding as of October 5, 2012.

Stark Beneficial, Inc.

FORM 10-Q

INDEX

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Stark Beneficial, Inc.

Balance Sheet

	Aug 31, 2012	May 31, 2012
	(unaudited)

Assets
Current assets
Cash	$0	$0
Prepaid expenses	0	0
Total current assets	0	0

Total Assets	$0	$0

Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable-trade	$2,466	$2,181
Accrued expenses	5,000	5,000
Due to related parties	46,791	46,791
Total current liabilities	54,257	53,972

Stockholders' Deficiency:
Preferred stock-20,000,000 authorized $.001 par value
5,000,000 shares issued & outstanding	10,000	10,000
Common stock-300,000,000 authorized $.001 par value
2,379,935 shares issued & outstanding	2,380	2,380
Additional paid-in capital	78,120	72,120
Deficit accumulated since quasi reorganization December 31, 2007	(144,756)	(138,472)
Total Stockholders' Deficiency	(54,257)	(53,972)

Total Liabilities & Stockholders' Deficiency	$0	$0
See notes to unaudited interim financial statements.

Stark Beneficial, Inc.

Statement of Operations

(unaudited)

	Three Months Ended Aug 31
	2012	2011

Revenue	$0	$0

Costs & Expenses:
General & administrative	6,285	6,000
Interest	0	0
Total Costs & Expenses	6,285	6,000

Loss from continuing operations before income taxes	(6,285)	(6,000)
Income taxes	0	0

Net Loss	($6,285)	($6,000)

Basic and diluted per share amounts:
Continuing operations	Nil	Nil
Basic and diluted net loss	Nil	Nil

Weighted average shares outstanding (basic & diluted)	2,379,935	2,379,935
See notes to unaudited interim financial statements.

Stark Beneficial, Inc.

Statement of Cash Flows

(unaudited)

	Three Months Ended Aug 31,
	2012	2011

Cash flows from operating activities:
Net Loss	($6,285)	($6,000)
Adjustments required to reconcile net loss
Fair value of services provided by related parties	6,000	6,000
Increase (decrease) in accounts payable & accrued expenses	285	0
Cash used by operating activities:	0	0

Change in cash	0	0
Cash-beginning of period	0	0
Cash-end of period	$0	$0
See notes to unaudited interim financial statements.

stark financial, inc.

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

1.    Basis of Presentation:

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

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our May 31, 2012 audited financial statements included in Form 10-K and should be read in conjunction with the Notes to Financial Statements which appear in that report.

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on going basis, we evaluate our estimates, including those related intangible assets, income taxes, insurance obligations and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other resources. Actual results may differ from these estimates under different assumptions or conditions.

In the opinion of management, the information furnished in these interim financial statements reflect all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month periods ended August 31, 2012 and 2011. All such adjustments are of a normal recurring nature. The financial statements do not include some information and notes necessary to conform with annual reporting requirements.

2. Recent Court Proceedings:

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

In exchange for an aggregate capital investment of $2,500 by Century Capital Partners on October 16 2007 we issued 2,100,000 common shares representing approximately 88% of our common stock outstanding on that date. Mr. Anthony is the managing member of Century Capital partners and has sole voting and dispositive control. Corporate Services International is a company in which our director, Michael Anthony, is a controlling shareholder.

3.     Earnings/Loss Per Share

Basic earnings per share is computed by dividing income available to common shareholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. Diluted earnings per share assume that any dilutive convertible securities outstanding were converted, with related preferred stock dividend requirements and outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options for which market price exceeds the exercise price, less shares which could have been purchased by us with the related proceeds. In periods of losses, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any other potential shares outstanding would be anti-dilutive. All per share disclosures retroactively reflect shares outstanding or issuable as though the reverse split had occurred May 31, 2007.

4.    New Accounting Standards

Emerging Growth Company Critical Accounting Policy Disclosure: We qualify as an “emerging growth company” under the 2012 JOBS Act. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. As an emerging growth company, we can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period.

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

Management does not anticipate that the adoption of these standards will have a material impact on the financial statements

5. Stockholders' Equity:

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

October 16, 2007, in exchange for approximately $2,500 of capital investments by Century Capital Partners we issued 2,100,000 shares of restricted $.001 par value common stock. Mr. Anthony is the managing member of CCP and has sole voting and dispositive control.

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

6.    Related Party Transactions Not Disclosed Elsewhere

Due Related Parties: Amounts due related parties consist of corporate reinstatement expenses and prior obligations paid or assumed by affiliates prior to the establishment of a bank account. Such items totaled $21,791 at August 31, 2012. Legal services provided to the company by Laura Anthony through Legal & Compliance, LLC (Michael Anthony’s spouse) of which $25,000 was unpaid at August 31, 2012.

Fair value of services: The principal stockholder provided, without cost to the Company, his services, valued at $1,800 per month which totaled $ 5,400. The principal stockholder also provided, without cost to the Company, office space valued at $200 per month, which totaled $600. The total of these expenses was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

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

We will remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

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

Results of Operations

Our current activities are related to seeking new business opportunities. We will use our limited personnel and financial resources in connection with such activities. It may be expected that pursuing a new business opportunity will involve the issuance of restricted shares of common stock. At August 31, 2012, we had $0 of cash assets and $54,257 of current liabilities, $46,791 of which was due to related parties.

We have had no revenues in the quarters ended August 31, 2012 or 2011. Our operating expenses for the quarter end August 31, 2012 were $6,285 and for the quarter end August 31, 2011 were $6,000 comprised of general and administrative expenses.

Management believes there exists numerous private operating businesses seeking the perceived benefits of operating as a publicly registered corporation whose common stock trades on the over the counter bulletin board or otc markets OTCQB. Perceived benefits may include increasing equity financing options, providing stock options or similar benefits as incentives to key employees, and achieving liquidity (subject to restrictions of applicable statutes), for all shareholders. Management further believes that certain private operating businesses prefer merging into a publicly registered company so as to eliminate the time and expense of conducting an initial public offering.

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

CONTINUING OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES

Management related parties have invested $12,500 into the Company in exchange for 2,100,000 shares of common stock and 5,000,000 shares of series B preferred stock. In addition, management has loaned the Company $21,791for ongoing expenses. While we are dependent upon interim funding provided by management to pay professional fees and expenses, we have no written finance agreement with management to provide any continued funding. As of August 31, 2011 the Company had current liabilities of $53,972, $46,791 of which is due to related parties and as of August 31, 2012 the Company had current liabilities of $54,257 of which $46,791 is due to related parties. In particular, management has loaned the Company $21,791 and the Company’s securities counsel, Laura Anthony, the wife of our officer and director, is owed $25,000 for legal services in connection with general corporate work, the Company’s Registration Statement and preparation and filing of this annual report. Although we believe management will continue to fund the Company on an as needed basis, we do not have a written agreement requiring such funding. In addition, future management funding, will more than likely be in the form of loans, for which the Company will be liable to pay back.

The principal stockholder provided, without cost to the Company, his services, valued at $1,800 per month which totaled $5,400 for each of the quarters ended August 31 2011 and 2012. The principal stockholder also provided, without cost to the Company, office space valued at $200 per month, which totaled $600 for each of the quarters ended August 31, 2011 and 2012. The total of these expenses was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

The Board of Directors of the Company has determined that the best course of action for the Company is to complete a business combination with an existing business. The Company has limited liquidity or capital resources. As of August 31, 2011 and 2012, the Company had a cash balance of $0 and $0 respectively. In the event that the Company cannot complete a merger or acquisition and cannot obtain capital needs for ongoing expenses, including expenses related to maintaining compliance with the securities laws and filing requirements of the Securities Exchange Act of 1934, the Company could be forced to cease operations.

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

OFF BALANCE SHEET ARRANGEMENTS

None.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Emerging Growth Company

We are an “emerging growth company” under the federal securities laws and will be subject to reduced public company reporting requirements. In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are choosing to take advantage of the extended transition period for complying with new or revised accounting standards.

Critical Accounting Policies

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

Our federal and state income tax returns are open for fiscal years ending on or after April 30, 2007. We are not under examination by any jurisdiction for any tax year. At April 30, 2012 we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under FIN 48.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASC update No. 2011-04, Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this update result in common fair value measurement and disclosure requirements in US generally accepted accounting principles ("U.S. GAAP") and International Financial Reporting Standards ("IFRS"). Consequently, the amendments converge the fair value measurement guidance in U.S. GAAP and IFRS. Some of the amendments clarify the application of existing fair value measurement requirements, while other amendments change a particular principle in ASC 820. The amendments in this update that change a particular principle or requirement for measuring fair value or disclosing information about fair value measurements include the following:

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

Emerging Growth Company Critical Accounting Policy Disclosure: We qualify as an “emerging growth company” under the 2012 JOBS Act. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. As an emerging growth company, we can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period.

Management does not anticipate that the adoption of these standards will have a material impact on the financial statements

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information in this Item 3.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report (the “Evaluation Date”). Based upon the evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective. Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include controls and procedures designed to reasonably ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this quarterly report.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to that evaluation, and there were no significant deficiencies or material weaknesses in such controls requiring corrective actions.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, management concluded that, as of August 31, 2012, the Company’s internal control over financial reporting is effective based on those criteria.

This quarterly report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this quarterly report.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Stark Beneficial’s officers and directors are not aware of any threatened or pending litigation to which the Company is a party or which any of its property is the subject and which would have any material, adverse effect on the Company.

ITEM 1A. RISK FACTORS.

As a smaller reporting company, we are not required to provide disclosure under this Item 1A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information.

None.

Item 6. Exhibits

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

October ___, 2012

