Form 10-Q
period 2012-11-30
Stark Beneficial, Inc.
filed 2013-01-07
CIK 1551454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended November 30, 2012

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

 STARK BENEFICIAL, INC.

Delaware	27-5213322
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X ]No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,379,935 common shares issued and outstanding as of January 7, 2013.

Stark Beneficial, Inc.

FORM 10-Q

INDEX

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Stark Beneficial, Inc.

Balance Sheet

	November 30, 2012	May 31, 2012
	(unaudited)

Assets
Current assets
Cash	$0	$0
Total current assets	0	0

Total Assets	$0	$0

Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable	$2,466	$2,181
Accrued expenses	5,000	5,000
Due to related parties	51,791	46,791
Total current liabilities	59,257	53,972

Stockholders’ Deficiency:
Preferred stock-20,000,000 authorized $0.001 par value 5,000,000 shares issued & outstanding at November 30, 2012 and May 31, 2012 respectively	10,000	10,000
Common stock-300,000,000 authorized $0.001 par value 2,379,935 shares issued & outstanding at November 30, 2012 and May 31, 2012 respectively	2,380	2,380
Additional paid-in capital	84,120	72,120
Deficit accumulated since quasi reorganization December 31, 2007	(155,757)	(138,472)
Total Stockholders’ Deficiency	(59,257)	(53,972)

Total Liabilities & Stockholders’ Deficiency	$0	$0

See unaudited notes to unaudited interim financial statements.

Stark Beneficial, Inc.

Statement of Operations

(unaudited)

	Three Months Ended November 30,		Six Months Ended November 30,
	2012	2011	2012	2011

Revenue	$0	$0	$0	$0

Costs & Expenses:
General & administrative	11,000	6,000	17,285	12,000
Total Costs & Expenses	11,000	6,000	17,285	12,000

Loss from operations before income taxes	(11,000)	(6,000)	(17,285)	(12,000)

Income tax expense	0	0	0	0

Net Loss	($11,000)	($6,000)	($17,285)	($12,000)

Net Loss Per Share - Basic and Diluted	($0.01)	-	($0.01)	-

Weighted Average Shares Outstanding (Basic & Diluted)	2,379,935	2,379,935	2,379,935	2,379,935

See unaudited notes to unaudited interim financial statements.

Stark Beneficial, Inc.

Statements of Cash Flows

(unaudited)

	Six Months Ended November 30,
	2012	2011

Cash flows from operating activities:
Net Loss	($17,285)	($12,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Fair value of services provided by related parties	12,000	12,000
Changes in assets and liabilities:
Increase (decrease) in accounts payable	285	0
Increase (decrease) in due to related parties	5,000	0
Net Cash used in operating activities:	0	0

Net Increase (Decrease) in cash	0	0
Cash at beginning of period	0	0
Cash at end of period	$0	$0

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$0	$0
Cash paid for taxes	$0	$0

See unaudited notes to unaudited interim financial statements.

stark BENEFICIAL, inc.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2012

(UNAUDITED)

1.     Nature of Operations, Basis of Presentation and Summary of Significant Accounting Policies:

Nature of Operations

Effective December 31, 2007, Stark Beneficial, inc. (the “Company” “we” “us” “our”) approved and authorized a plan of quasi reorganization and restatement of accounts to eliminate the accumulated deficit and related capital accounts on the Company’s balance sheet. The Company concluded its period of reorganization after reaching a settlement agreement with all of its significant creditors. The Company, as approved by its Board of Directors, elected to state its May 31, 2008, balance sheet as a “quasi reorganization”, pursuant to ASC 852. These rules require the revaluation of all assets and liabilities to their current values through a current charge to earnings and the elimination of any deficit in retained earnings by charging paid-in capital. From June 1, 2008 forward, the Company has recorded net income (and net losses) to retained earnings and (and net losses) to retained earnings and (accumulated deficit).

Our current activities are related to seeking new business opportunities. We will use our limited personnel and financial resources in connection with such activities. It may be expected that pursuing a new business opportunity will involve the issuance of restricted shares of common stock.

Basis of Presentation

The interim unaudited Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our May 31, 2012 audited financial statements included in Form 10-K. Certain information and disclosures normally included in the notes to the annual financial statements have been condensed or omitted from these interim financial statements and therefore, should be read in conjunction with the financial statements and Notes for the fiscal year ended May 31, 2012. The May 31, 2012 balance sheet is derived from those statements.

Use of Estimates

The preparation of these interim unaudited financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on going basis, we evaluate our estimates, including those related intangible assets, income taxes, insurance obligations, fair value of contributed services and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other resources. Actual results may differ from these estimates under different assumptions or conditions.

In the opinion of management, the information furnished in these interim financial statements reflect all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and six month periods ended November 30, 2012 and 2011. All such adjustments are of a normal recurring nature. The financial statements do not include some information and notes necessary to conform with annual reporting requirements.

Cash and Cash Equivalents

For the purposes of the unaudited statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at November 30, 2012 and May 31, 2011 respectively.

stark BENEFICIAL, inc.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2012

(UNAUDITED)

Fair Value of Financial Instruments

The Company’s financial instruments, including accounts payable, accrued expenses and related party advances, are carried at historical cost basis. At November 30, 2012, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

Net Loss Per Share

Basic earnings per share is computed by dividing income available to common shareholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. Diluted earnings per share assume that any dilutive convertible securities outstanding were converted, with related preferred stock dividend requirements and outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options for which market price exceeds the exercise price, less shares which could have been purchased by us with the related proceeds. In periods of losses, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any other potential shares outstanding would be anti-dilutive. All per share disclosures retroactively reflect shares outstanding or issuable as though the reverse split had occurred May 31, 2007. The Company did not have any anti-dilutive securities outstanding as of November 30, 2012.

New Accounting Pronouncements

There are no new accounting pronouncements during the three and six month period ended November 30, 2012, that effect the financial position of the Company or the results of its’ operations. Any Accounting Standard Updates which are not effective until after November 30, 2012, are not expected to have a significant effect on the Company’s financial position or results of its’ operations.

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

2.     Going Concern

As reflected in the accompanying unaudited financial statements for the six months ended November 30, 2012, the Company had net losses of $17,285. Additionally, at November 30, 2012, the Company had a working capital deficit of $59,257, an accumulated deficit of $155,757 and a stockholders’ deficit of $59,257. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Stark Beneficial currently plans to satisfy its cash requirements for the next 12 months through borrowing from its officer and director or companies affiliated with its officer and director and believes it can satisfy its cash requirements so long as it is able to obtain financing from these affiliated entities.

The unaudited financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

stark BENEFICIAL, inc.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2012

(UNAUDITED)

3.     Stockholders’ Equity:

Reverse Stock Split

On December 7, 2007 we declared a reverse split of our common stock. The formula provided that every twenty (20) issued and outstanding shares of common stock of the Corporation be automatically split into 1 share of common stock. Any resulting share ownership interest of fractional shares was rounded up to the first whole integer in such a manner that all rounding was done to the next single share and each and every shareholder would own at least 100 shares. The reverse stock split was effective December 28, 2007 for holders of record as of that date. Except as otherwise noted, all share, option and warrant numbers (as applicable) have been restated to give retroactive effect to this reverse split. All per share disclosures retroactively reflect shares outstanding or issuable as though the reverse split had occurred May 31, 2007.

Common Stock

We are currently authorized to issue up to 300,000,000 shares of $0.001 par value common stock. All issued shares of common stock are entitled to vote on a 1 share/1 vote basis.

October 16, 2007, in exchange for approximately $2,500 of capital investments by Century Capital Partners we issued 2,100,000 shares of restricted $0.001 par value common stock. Mr. Anthony is the managing member of CCP and has sole voting and dispositive control.

Preferred Stock

On May 23, 2012 we filed a Certificate of Amendment to our Certificate of Incorporation with the State of Delaware to increase the authorized preferred stock from 10,000,000 shares to 20,000,000 shares and to designate 5,000,000 shares as Series B Preferred Stock. Each share of the Series B Preferred Stock entitles the holder thereof to 10 votes on all matters submitted to a vote of shareholders; is convertible into 10 shares of common stock; has equal dividend rights with the common stock and has a $1.00 per share liquidation preference. On May 23, 2012 Corporate Services International, Inc. (a company owned and controlled by our CEO) (CCP) contributed $10,000 as paid in capital to Stark Beneficial in exchange for the 5,000,000 shares of Series B Preferred Stock.

4.     Related Party Transactions

Due Related Parties: Amounts due related parties consist of corporate reinstatement expenses and prior obligations paid or assumed by affiliates prior to the establishment of a bank account. Such items totaled $21,791 at November 30, 2012. Legal services provided to the company by Laura Anthony through Legal & Compliance, LLC (our CEO’s spouse) of which $30,000 was unpaid at November 30, 2012. During the six months ended November 30, 2012 services contributed by our CEO totaled $12,000 and services provided by our related party law firm totaled $5,000.

Fair value of services: The principal stockholder provided, without cost to the Company, his services, valued at $1,800 per month which totaled $10,800. The principal stockholder also provided, without cost to the Company, office space valued at $200 per month, which totaled $1,200. The total of these expenses ($12,000 and $6,000 for the six and three months ended November 30, 2012) is reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following presentation of management’s discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Company’s unaudited financial statements, the accompanying unaudited notes thereto and other financial information appearing elsewhere in this report. This section and other parts of this report contain forward-looking statements that involve risks and uncertainties. The Company’s actual results may differ significantly from the results discussed in the forward-looking statements.

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

Results of Operations

Our current activities are related to seeking new business opportunities. We will use our limited personnel and financial resources in connection with such activities. It may be expected that pursuing a new business opportunity will involve the issuance of restricted shares of common stock. At November 30, 2012, we had $0 of cash assets and $59,257 of current liabilities, $51,791 of which was due to related parties.

We have had no revenues during the six months ended November 30, 2012 or 2011. Our operating expenses for the six months ended November 30, 2012 were $17,285 and for the six months ended November 30, 2011 were $12,000 comprised of general and administrative expenses which mainly consisted of contributed services from our officer of $12,000 and legal services from a firm related to our officer of $5,000.

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

Liquidity and Capital Resources

Management related parties have invested $12,500 into the Company in exchange for 2,100,000 shares of common stock and 5,000,000 shares of series B preferred stock since inception. In addition, management has loaned the Company $51,791 for ongoing expenses consisting of cash advances and payments to third parties and has contributed services which is reflected as additional paid-in capital. While we are dependent upon interim funding provided by management to pay professional fees and expenses, we have no written finance agreement with management to provide any continued funding. As of November 30, 2012 the Company had current liabilities of $59,257, $51,791 of which is due to related parties. In particular, management has loaned the Company $21,791 and the Company’s securities counsel, Laura Anthony, the wife of our officer and director, is owed $30,000 for legal services in connection with general corporate work, the Company’s Registration Statement and preparation and filing of annual and quarterly reports. Although we believe management will continue to fund the Company on an as needed basis, we do not have a written agreement requiring such funding. In addition, future management funding, will more than likely be in the form of loans, for which the Company will be liable to pay back.

The principal stockholder provided, without cost to the Company, his services, valued at $1,800 per month which totaled $5,400 for each of the quarters ended November 30 2011 and 2012. The principal stockholder also provided, without cost to the Company, office space valued at $200 per month, which totaled $600 for each of the quarters ended November 30, 2011 and 2012. The total of these expenses was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

The Board of Directors of the Company has determined that the best course of action for the Company is to complete a business combination with an existing business. The Company has limited liquidity or capital resources. As of November 30, 2012, the Company had a cash balance of $0. In the event that the Company cannot complete a merger or acquisition and cannot obtain capital needs for ongoing expenses, including expenses related to maintaining compliance with the securities laws and filing requirements of the Securities Exchange Act of 1934, the Company could be forced to cease operations.

Stark Beneficial currently plans to satisfy its cash requirements for the next 12 months through borrowing from its officer and director or companies affiliated with its officer and director and believes it can satisfy its cash requirements so long as it is able to obtain financing from these affiliated entities. Stark Beneficial currently expects that money borrowed will be used during the next 12 months to satisfy the Company’s operating costs, professional fees and for general corporate purposes. The Company may explore alternative financing sources, although it currently has not done so.

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

Critical Accounting Policies

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

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

Recent Accounting Pronouncements

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

Evaluation of and Report on Internal Control over Financial Reporting

The management of the Registrant is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information.

None.

Item 6. Exhibits

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

 * Filed Herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Stark Beneficial, Inc.

/s/ Michael Anthony
Name: Michael Anthony
Title: President/CEO and Director and Chief Accounting Officer

January 7, 2013

