Form 10-Q
period 2013-02-28
Stark Beneficial, Inc.
filed 2013-04-11
CIK 1551454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended February 28, 2013

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

STARK BENEFICIAL, INC.

Delaware (State or other jurisdiction of incorporation or organization)	27-5213322 (I.R.S. Employer Identification No.)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,379,935 common shares issued and outstanding as of April 9, 2013.4

Stark Beneficial, Inc.

FORM 10-Q

INDEX

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Stark Beneficial, Inc.

Balance Sheet

	February 28, 2013	May 31, 2012
	(unaudited)

Assets
Current assets
Cash	$0	$0
Total current assets	0	0

Total Assets	$0	$0

Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable	$3,991	$2,181
Accrued expenses	5,000	5,000
Due to related parties	54,786	46,791
Total current liabilities	63,777	53,972

Stockholders’ Deficiency:
Preferred stock-20,000,000 authorized $0.001 par value
Series B Preferred Stock, 5,000,000 shares designated, issued & outstanding at February 28, 2013 and May 31, 2012 respectively (liquidation value $5,000,000)	5,000	5,000
Common stock-300,000,000 authorized $0.001 par value
2,379,935 shares issued & outstanding at February 28, 2013 and May 31, 2012 respectively	2,380	2,380
Additional paid-in capital	95,120	77,120
Deficit accumulated since quasi reorganization December 31, 2007	(166,277)	(138,472)
Total Stockholders’ Deficiency	(63,777)	(53,972)

Total Liabilities & Stockholders’ Deficiency	$0	$0

See unaudited notes to unaudited interim financial statements.

Stark Beneficial, Inc.

Statement of Operations

(unaudited)

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2013	2012	2013	2012

Revenue	$0	$0	$0	$0

Costs & Expenses:
General & administrative	10,520	8,595	27,805	20,595
Total Costs & Expenses	10,520	8,595	27,805	20,595

Loss from operations before income taxes	(10,520)	(8,595)	(27,805)	(20,595)

Income tax expense	0	0	0	0

Net Loss	$(10,520)	$(8,595)	$(27,805)	$(20,595)

Net Loss Per Share - Basic and Diluted	-	-	$(0.01)	-

Weighted Average Shares Outstanding (Basic & Diluted)	2,379,935	2,379,935	2,379,935	2,379,935

See unaudited notes to unaudited interim financial statements.

Stark Beneficial, Inc.

Statements of Cash Flows

(unaudited)

	Nine Months Ended February 28, 2013
	2013	2012

Cash flows from operating activities:
Net Loss	$(27,805)	$(20,595)
Adjustments to reconcile net loss to net cash used in operating activities:
Fair value of services provided by related parties	18,000	18,000
Changes in assets and liabilities:
Increase (decrease) in accounts payable	1,810	95
Increase (decrease) in due to related parties	7,995	2,500
Net Cash used in operating activities:	0	0

Net Increase (Decrease) in cash	0	0
Cash at beginning of period	0	0
Cash at end of period	$0	$0

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$0	$0
Cash paid for taxes	$0	$0

See unaudited notes to unaudited interim financial statements.

stark BENEFICIAL, inc.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2013

(UNAUDITED)

1.	Nature of Operations, Basis of Presentation and Summary of Significant Accounting Policies:

Nature of Operations

Effective December 31, 2007, Stark Beneficial, inc. (the “Company” “we” “us” “our”) approved and authorized a plan of quasi reorganization and restatement of accounts to eliminate the accumulated deficit and related capital accounts on the Company’s balance sheet. The Company concluded its period of reorganization after reaching a settlement agreement with all of its significant creditors. The Company, as approved by its Board of Directors, elected to state its May 31, 2008, balance sheet as a “quasi reorganization”, pursuant to ASC 852. These rules require the revaluation of all assets and liabilities to their current values through a current charge to earnings and the elimination of any deficit in retained earnings by charging paid-in capital. From June 1, 2008 forward, the Company has recorded net income (and net losses) to retained earnings and (accumulated deficit).

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

Use of Estimates

The preparation of these interim unaudited financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related intangible assets, income taxes, insurance obligations, fair value of contributed services and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other resources. Actual results may differ from these estimates under different assumptions or conditions.

In the opinion of management, the information furnished in these interim financial statements reflect all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and nine month periods ended February 28, 2013 and 2012. All such adjustments are of a normal recurring nature. The financial statements do not include some information and notes necessary to conform with annual reporting requirements.

Cash and Cash Equivalents

For the purposes of the unaudited statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at February 28, 2013 and May 31, 2012 respectively.

stark BENEFICIAL, inc.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2013

(UNAUDITED)

Fair Value of Financial Instruments

The Company’s financial instruments, including accounts payable, accrued expenses and related party advances, are carried at historical cost basis. At February 28, 2013, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

Net Loss Per Share

Basic earnings per share is computed by dividing income available to common shareholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. Diluted earnings per share assume that any dilutive convertible securities outstanding were converted, with related preferred stock dividend requirements and outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options for which market price exceeds the exercise price, less shares which could have been purchased by us with the related proceeds. In periods of losses, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any other potential shares outstanding would be anti-dilutive. All per share disclosures retroactively reflect shares outstanding or issuable as though the reverse split had occurred May 31, 2007. The Company did not have any anti-dilutive securities outstanding as of February 28, 2013.

New Accounting Pronouncements

There are no new accounting pronouncements during the three and nine month period ended February 28, 2013, that effect the financial position of the Company or the results of its’ operations. Any Accounting Standard Updates which are not effective until after February 28, 2013, are not expected to have a significant effect on the Company’s financial position or results of its’ operations.

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

As reflected in the accompanying unaudited financial statements for the nine months ended February 28, 2013, the Company had net losses of $27,805. Additionally, at February 28, 2013, the Company had a working capital deficit of $63,777, an accumulated deficit of $166,277 and a stockholders’ deficit of $63,777. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2013

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

October 16, 2007, in exchange for approximately $2,500 of capital investments by Century Capital Partners (“CCP”) we issued 2,100,000 shares of restricted $0.001 par value common stock. Our CEO is the managing member of CCP and has sole voting and dispositive control.

Preferred Stock

On May 23, 2012 we filed a Certificate of Amendment to our Certificate of Incorporation with the State of Delaware to increase the authorized preferred stock from 10,000,000 shares to 20,000,000 shares and to designate 5,000,000 shares as Series B Preferred Stock. Each share of the Series B Preferred Stock entitles the holder thereof to 10 votes on all matters submitted to a vote of shareholders; is convertible into 10 shares of common stock; has equal dividend rights with the common stock and has a $1.00 per share liquidation preference. On May 23, 2012 CCP (a company owned and controlled by our CEO) contributed $10,000 as paid in capital to Stark Beneficial in exchange for the 5,000,000 shares of Series B Preferred Stock.

4.	Related Party Transactions

Due Related Parties: Amounts due related parties consist of corporate reinstatement expenses and obligations paid or assumed by affiliates prior to the establishment of a bank account. Such items totaled $22,286 at February 28, 2013. Legal services provided to the company by our CEO’s spouse through Legal & Compliance, LLC of which $32,500 was unpaid at February 28, 2013. During the nine months ended February 28, 2013 services contributed by our CEO totaled $18,000 and services provided by our related party law firm totaled $7,500.

Fair value of services: The principal stockholder/CEO provided, without cost to the Company, his services, valued at $1,800 per month which totaled $16,200 in fiscal 2013. The principal stockholder also provided, without cost to the Company, office space valued at $200 per month, which totaled $1,800 in fiscal 2013. The total of these expenses ($18,000 and $6,000 for the nine and three months ended February 28, 2013) is reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

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

Effective December 31, 2007, the Company approved and authorized a plan of quasi reorganization and restatement of accounts to eliminate the accumulated deficit and related capital accounts on the Company’s balance sheet. The Company concluded its period of reorganization after reaching a settlement agreement with all of its significant creditors. The Company, as approved by its Board of Directors, elected to state its May 31, 2008, balance sheet as a “quasi reorganization”, pursuant to ARB 43. These rules require the revaluation of all assets and liabilities to their current values through a current charge to earnings and the elimination of any deficit in retained earnings by charging paid-in capital. From June 1, 2008 forward, the Company has recorded net income (and net losses) to retained earnings and (accumulated deficit).

Results of Operations

Our current activities are related to seeking new business opportunities. We will use our limited personnel and financial resources in connection with such activities. It may be expected that pursuing a new business opportunity will involve the issuance of restricted shares of common stock. At February 28, 2013, we had $0 of cash assets and $63,777 of current liabilities, $54,786, of which was due to related parties.

We have had no revenues during the three months ended February 28, 2013 or 2012. Our operating expenses for the three months ended February 28, 2013 were $10,520 and for the three months ended February 28, 2012 were $8,595 comprised of general and administrative expenses which mainly consisted of contributed services from our officer of $6,000 and legal services from a firm related to our officer of $2,500.

We have had no revenues during the nine months ended February 28, 2013 or 2012. Our operating expenses for the nine months ended February 28, 2013 were $27,805 and for the nine months ended February 28, 2012 were $20,595 comprised of general and administrative expenses which mainly consisted of contributed services from our officer of $18,000 and legal services from a firm related to our officer of $7,500.

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

Liquidity and Capital Resources

Management related parties have invested $12,500 into the Company in exchange for 2,100,000 shares of common stock and 5,000,000 shares of series B preferred stock since inception. In addition, management has loaned the Company $54,786 for ongoing expenses consisting of cash advances and payments to third parties and has contributed services which is reflected as additional paid-in capital. While we are dependent upon interim funding provided by management to pay professional fees and expenses, we have no written finance agreement with management to provide any continued funding. As of February 28, 2013 the Company had current liabilities of $63,777, $54,786 of which is due to related parties. In particular, management has loaned the Company $22,286 and the Company’s securities counsel, Laura Anthony, the wife of our officer and director, is owed $32,500 for legal services in connection with general corporate work, the Company’s Registration Statement and preparation and filing of annual and quarterly reports. Although we believe management will continue to fund the Company on an as needed basis, we do not have a written agreement requiring such funding. In addition, future management funding, will more than likely be in the form of loans, for which the Company will be liable to pay back.

The principal stockholder/CEO provided, without cost to the Company, his services, valued at $1,800 per month which totaled $5,400 for each of the quarters ended February 28, 2013 and 2012. The principal stockholder also provided, without cost to the Company, office space valued at $200 per month, which totaled $600 for each of the quarters ended February 28, 2013 and 2012. The total of these expenses was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

The Board of Directors of the Company has determined that the best course of action for the Company is to complete a business combination with an existing business. The Company has limited liquidity or capital resources. As of February 28, 2013, the Company had a cash balance of $0. In the event that the Company cannot complete a merger or acquisition and cannot obtain capital needs for ongoing expenses, including expenses related to maintaining compliance with the securities laws and filing requirements of the Securities Exchange Act of 1934, the Company could be forced to cease operations.

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

Not applicable

Item 5. Other Information.

None.

Item 6. Exhibits

31.1 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002*

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

April 11, 2013

