Form 10-K
period 2013-05-31
Stark Beneficial, Inc.
filed 2013-08-23
CIK 1551454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: May 31, 2013

OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000 - 54731

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (for such shorter period that the registrant was required to submit and post such files). YES [X] NO [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. [X] Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES [X] NO [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $2,617.93 (2,379,935 shares at $0.0011)

Note: If a determination as to whether a particular person is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 2,379,935 shares as of August 23, 2013

Documents Incorporated by Reference: None

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

PART I

Item 1. Business

History

Stark Beneficial, Inc., (the “Company” or “Stark Beneficial”), was originally incorporated on April 20, 1984 in the state of Oregon as Brandenfels Industries, Inc. for the purpose of manufacturing and marketing wooden cutting blocks, spice grinders and related products. At the time of formation the Company was authorized to issue 5,000,000 common shares, $0.001 par value. The Company increased its authorized capital stock to 10,000,000 shares of $.001 par value common stock on June 29, 1984.

Effective July 19, 1988, the Company changed its name to FAFC, Inc. and increased its authorized capital stock to 50,000,000 shares of common stock, no par value and 10,000,000 shares of blank check preferred stock, no par value. On October 18, 1988 the Company changed its name to Weatherbilt, Inc., but on March 9, 1989 it changed it back to FAFC, Inc. The Company continued as FAFC, Inc. until August 23, 1994 when it changed its name to First August Financial Corporation. On February 20, 1996 the Company changed its name to Mortgage Bankers Service Corp, NA. On April 26, 1996 the Company changed its name to Harcourt-Symes, Ltd.

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

On June 16, 1997, the Company changed its name to Nordic American, Inc.

In 2006, the state of Nevada administratively dissolved the Company for the failure to file its annual report and pay the associated franchise taxes. Other than its current business plan to merge with or acquire an operating business, as more fully described in this section under “Current Business Plan,” Stark Beneficial has not conducted any business operations since approximately February 2006.

Effective December 31, 2007, the Company approved and authorized a plan of quasi reorganization and restatement of accounts to eliminate the accumulated deficit and related capital accounts on the Company’s balance sheet. The Company concluded its period of reorganization after reaching a settlement agreement with all of its significant creditors. The Company, as approved by its Board of Directors, elected to state its May 31, 2008, balance sheet as a “quasi reorganization”, pursuant to ARB 43. These rules require the revaluation of all assets and liabilities to their current values through a current charge to earnings and the elimination of any deficit in retained earnings by charging paid-in capital. From June 1, 2008 forward, the Company has recorded net income (and net losses) to deficit accumulated since quasi reorganization.

On September 24, 2007, in its Order Appointing Century Capital Partners, LLC as Custodian of Nordic America, Inc., Pursuant to NRS 78.347 the Eighth District Court, Clark County, Nevada entered an Order granting the custodianship of the Company to Century Capital Partners, LLC. The material terms of the transaction confirmed by the Clark County Court generally authorize Century Capital Partners, LLC to appoint new officers and new members to the Company’s board of directors and to take any and all actions on behalf of the Company permitted by Nevada Statutes Section 78.347.

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

In exchange for a capital investment of $2,500 by Century Capital Partners on or near October 16, 2007, Stark Beneficial issued to Century Capital Partners 2,100,000 shares of its common stock representing approximately 88% of its common stock outstanding on that date. The funds were used to pay ongoing administrative expenses, including but not limited to, outstanding transfer agent fees, state reinstatement and filing fees and all costs associated with conducting a shareholders meeting.

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

On November 27, 2007, the Company changed its name to Stark Beneficial, Inc. The Company’s name change is not meant to be reflective of any business plan or particular business industry but rather is thought by management to be neutral and therefore may assist in the Company’s current business plan as described herein.

On October 26, 2007, Stark Beneficial, Inc. was incorporated in Delaware for the purpose of merging with Stark Beneficial, Inc., a Nevada Corporation so as to effect a re-domicile to Delaware. The Delaware Corporation was authorized to issue 250,000,000 shares of $.001 par value common stock and 2,000,000 shares of $.001 par value preferred stock.

In December 2007, both Stark Beneficial the Nevada corporation and Stark Beneficial the Delaware corporation signed and filed Articles of Merger with their respective states, pursuant to which the Nevada Corporation’s shareholders received one share of new (Delaware) common stock for every one share of old (Nevada) common stock they owned. All outstanding shares of the Nevada Corporation’s common stock were effectively purchased by the new Delaware Corporation, effectively merging the Nevada Corporation into the Delaware Corporation, and making the Delaware Corporation the surviving entity.

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

In addition, during the period from September 25, 2007 through May 31, 2013, Century Capital Partners loaned the Company $30,941. These funds are separate from and in addition to the $2,500 capital contribution previously made by Century Capital Partners. Stark Beneficial used these funds to pay the costs and expenses necessary to revive the Company’s business and implement the Company’s business plan. Such expenses include, without limitation, fees to redomicile the Company to the state of Delaware; payment of state filing fees; transfer agent fees; calling and holding a shareholder’s meeting; accounting and legal fees; and costs associated with preparing and filing a Registration Statement, etc.

On May 23, 2012, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the State of Delaware to increase the authorized preferred stock from 10,000,000 shares to 20,000,000 shares and to designate 5,000,000 shares as Series B Preferred Stock. The Series B Preferred Stock entitles the holder thereof to 10 votes per share on all matters submitted to a vote of shareholders; is convertible into 10 shares of common stock per one share of Series B Preferred Stock; has equal dividend rights with the common stock; and has a $1.00 per share liquidation preference. On May 23, 2012 Corporate Services International, a company owned and controlled by our CEO, paid $10,000 to Stark Beneficial in a non-cash exchange for the 5,000,000 shares of Series B Preferred Stock. This payment was made by an reduction of the Due to Related Party balance. Also on May 23, 2012, Century Capital Partners transferred all of it share ownership in our Company to Corporate Services International. Our sole officer and director, Michael Anthony, is the sole owner and officer and director of both Century Capital Partners and Corporate Services International.

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

Stark Beneficial has, and will continue to have, little or no capital with which to provide the owners of business opportunities with any significant cash or other assets. At year end May 31, 2012 and 2013 Stark Beneficial had a cash balance of $0 and $0, respectively. Management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with the acquisition of a business opportunity, including the costs of preparing Form 8K’s, 10K’s, 10Q’s and agreements and related reports and documents. The Securities Exchange Act of 1934 (the “’34 Act”), specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the ’34 Act. Stark Beneficial has not conducted market research and is not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

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

EMPLOYEES

Stark Beneficial currently has no employees. The business of the Company will be managed by its sole officer and director and such officers or directors which may join the Company in the future, and who may become employees of the Company. The Company does not anticipate a need to engage any full time employees at this time.

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

At present, our business activities are limited to seeking potential business opportunities. Due to our limited financial and personnel resources, there is only a limited basis upon which to evaluate our prospects for achieving our intended business objectives. We have only limited resources and have no operating income, revenues or cash flow from operations. Our management is providing us with funding, on an as needed basis, necessary for us to continue our corporate existence and our business objective to seek new business opportunities, as well as funding the costs, including professional accounting fees, of registering our securities under the Exchange Act and continuing to be a reporting company under the Exchange Act. We have no written agreement with our management to provide any interim financing for any period. In addition, we will not generate any revenues unless and until we enter into a new business. As of May 31, 2012 and 2013 we had cash of $0 and $0 respectively.

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

There is no basis for shareholders to evaluate the possible merits or risks of potential new business opportunities or the particular industry in which we may ultimately operate. To the extent that we effect a business combination with a financially unstable entity or an entity that is in its early stage of development or growth, including entities without established records of revenues or income, we will become subject to numerous risks inherent in the business and operations of that financially unstable company. In addition, to the extent that we effect a business combination with an entity in an industry characterized by a high degree of risk, we will become subject to the currently unascertainable risks of that industry. A high level of risk frequently characterizes certain industries that experience rapid growth, including internet companies. Although management will endeavor to evaluate the risks inherent in a particular new prospective business or industry, there can be no assurance that we will properly ascertain or assess all such risks or that subsequent events may not alter the risks that we perceive at the time of the consummation of any new business opportunity.

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

Management is not currently an officer and director or director of any entities substantially similar to our Company. However, he could become such in the future. Accordingly, he may have a conflict of interest in the future. Such conflict results in a conflict of interest in determining to which entity a particular business opportunity should be presented. In general, officers and directors of a Delaware corporation are required to present certain business opportunities to a corporation for which they serve as an officer of director. In the event that our management has multiple business affiliations, he may have similar legal obligations to present certain business opportunities to multiple entities. In the event that a conflict of interest shall arise, management will consider factors such as reporting status, availability of audited financial statements, current capitalization and the laws of jurisdictions. In particular, management will likely present a business opportunity to an entity he controls that is current in its reporting obligations and has records sufficient to perform an audit. Moreover, management will likely present an opportunity to an entity he controls that is domiciled in Delaware or another state that management believes has well known corporate laws in the business community, prior to an entity domiciled in a less well known state. Further, management will consider the current capitalization of an entity he controls in offering a business opportunity to such entity. In particular, management will consider whether he believes that the entity would be more attractive to an operating business following a change in capitalization such as a reverse split or decrease or increase in authorized capital stock. If several business opportunities or operating entities approach management with respect to a business combination, management will consider the foregoing factors as well as the preferences of the management of the operating company. In the event that all factors appear equal, management will likely present an operating company with a choice of blank check companies and defer to such operating company’s preference.

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

STARK BENEFICIAL MAY REQUIRE ADDITIONAL FINANCING TO MAINTAIN ITS REPORTING REQUIREMENTS AND ADMINISTRATIVE EXPENSES

Stark Beneficial has no revenues and is dependent upon the willingness of management and management controlled entities to fund the costs associated with the reporting obligations under the Exchange Act, and other administrative costs associated with our corporate existence. As of May 31, 2013 and 2012 Stark Beneficial had incurred $44,956 and $33,028 for general and administrative expenses, respectively. General and administrative expenses include accounting fees, reinstatement fees, and other professional fees. In addition, as of May 31, 2013 Stark Beneficial had current liabilities of $79,679, $70,941 of which was due to related parties and as of May 31, 2012 Stark Beneficial had current liabilities of $53,973, $51,791 of which is due to related parties. We may not generate any revenues unless and until the commencement of new business operations. We believe that management will continue to provide sufficient funds to pay accounting and professional fees and other expenses to fulfill our reporting obligations under the Exchange Act until we commence business operations. Through the date of this annual report on Form 10-K management related parties have made a capital investment of $12,500 and additional loans in the amount of $30,941 for ongoing expenses. In the event that our available funds from our management and affiliates prove to be insufficient, we will be required to seek additional financing. Our failure to secure additional financing could have a material adverse affect on our ability to pay the accounting and other fees in order to continue to fulfill our reporting obligations and pursue our business plan. We do not have any arrangements with any bank or financial institution to secure additional financing and such financing may not be available on terms acceptable and in our best interests. We do not have any written agreement with our affiliates to provide funds for our operating expenses.

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

RULE 145 RELATED RISKS

In the business combination context, Rule 145 has imposed on affiliates of either the acquirer or the target company restrictions on public resale of securities received in a business combination, even where the securities to be issued in the business combination were registered under the Securities Act. These restrictions were designed to prevent the rapid distribution of securities into the public markets after a registered business combination by those who were in a position to influence the business combination transaction. The recent adopted amendments to Rule 145 eliminate these restrictions in most circumstances.

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

Application of Rule 145 to Shell Companies

Public resale of securities acquired by affiliates of acquirers and target companies in business combination transactions involving shell companies will continue to be subject to restrictions imposed by Rule 145. If the business combination transaction is not registered under the Securities Act, then the affiliates must look to Rule 144 to resell their securities (with the additional Rule 144 conditions applicable to shell company securities). If the business combination transaction is registered under the Securities Act, then affiliates of the acquirer and target company may resell the securities acquired in the transaction, subject to the following conditions:

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

Our Articles of Incorporation, as amended, authorize the issuance of 300,000,000 shares of common stock, par value $0.001. As of May 31, 2013, we have 2,379,935 shares issued and outstanding. We may be expected to issue additional shares in connection with our pursuit of new business opportunities and new business operations. To the extent that additional shares of common stock are issued, our shareholders would experience dilution of their respective ownership interests. If we issue shares of common stock in connection with our intent to pursue new business opportunities, a change in control of our Company may be expected to occur. The issuance of additional shares of common stock may adversely affect the market price of our common stock, in the event that an active trading market commences.

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

The table below sets forth the high and low bid quotations for the Company’s Common Stock for each quarter of fiscal 2012 and fiscal 2013. The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. Moreover, the following quotations are based on publically available historical charts.

Closing Bids

	HIGH	LOW

Quarter end May 31, 2013	$.0011	$.0011
Quarter end February 29, 2013	$.0011	$.0011
Quarter end November 30, 2012	$.0011	$.0011
Quarter end August 31, 2012	$.0011	$.0011

Quarter end May 31, 2012	$.0011	$.0011
Quarter end February 28, 2012	$.0011	$.0011
Quarter end November 30, 2011	$.0011	$.0011
Quarter end August 31, 2011	$.0011	$.0011

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

As of May 31, 2013 there were approximately 310 shareholders of record of our common stock. This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name.

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

In exchange for a capital investment of $2,500 by Century Capital Partners on or near October 16, 2007 Stark Beneficial issued to Century Capital Partners 2,100,000 shares of its common stock representing approximately 88% of its common stock outstanding on that date. The funds were used to pay ongoing administrative expenses, including but not limited to, outstanding transfer agent fees, state reinstatement and filing fees and all costs associated with conducting a shareholders meeting. On May 23, 2012, Century Capital Partners transferred the 2,100,000 shares to Corporate Services International. Both entities are solely owned and controlled by Michael Anthony, our officer and director.

On May 23, 2012 Corporate Services International, a company owned and controlled by our CEO, paid $10,000 to Stark Beneficial in a non-cash exchange for the 5,000,000 shares of Series B Preferred Stock. This payment was made by an reduction of the Due to Related Party balance.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following presentation of management’s discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Company’s financial statements, the accompanying notes thereto and other financial information appearing elsewhere in this report. This section and other parts of this report contain forward-looking statements that involve risks and uncertainties. The Company’s actual results may differ significantly from the results discussed in the forward-looking statements.

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

Rule 12b-2 of the Securities Exchange Act of 1934, as amended, defines a Smaller Reporting Company as an issuer that is not an investment company, an asset-backed issuer), or a majority-owned subsidiary of a parent that is not a smaller reporting company and that:

●

Had a public float of less than $75 million as of the last business day of its most recently completed second fiscal quarter, computed by multiplying the aggregate worldwide number of shares of its voting and non-voting common equity held by non-affiliates by the price at which the common equity was last sold, or the average of the bid and asked prices of common equity, in the principal market for the common equity; or

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

OVERVIEW

Effective December 31, 2007, the Company approved and authorized a plan of quasi reorganization and restatement of accounts to eliminate the accumulated deficit and related capital accounts on the Company’s balance sheet. The Company concluded its period of reorganization after reaching a settlement agreement with all of its significant creditors. The Company, as approved by its Board of Directors, elected to state its May 31, 2008, balance sheet as a “quasi reorganization”, pursuant to ARB 43. These rules require the revaluation of all assets and liabilities to their current values through a current charge to earnings and the elimination of any deficit in retained earnings by charging paid-in capital. From June 1, 2008 forward, the Company has recorded net income (and net losses) to deficit accumulated since quasi reorganization.

Our current activities are related to seeking new business opportunities. We will use our limited personnel and financial resources in connection with such activities. It may be expected that pursuing a new business opportunity will involve the issuance of restricted shares of common stock. At May 31, 2013, we had $0 of cash assets and $79,679 of current liabilities, $70,941 of which was due to related parties. At May 31, 2012, we had $0 of cash assets and current liabilities of $53,973; $51,791 of which is due to related parties.

We have had no revenues in the years ended May 31, 2013 or 2012. Our operating expenses for the year end May 31, 2013 were $44,956 and for the year end May 31, 2012 were $38,028 comprised of general and administrative expenses.

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

CONTINUING OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES

From October 2007 through September 2012, management related parties have invested $12,500 into the Company, via a reduction of the Due to Related Party balance, in exchange for 2,100,000 shares of common stock and 5,000,000 shares of series B preferred stock. In addition, management has loaned the Company $30,941 for ongoing expenses. While we are dependent upon interim funding provided by management to pay professional fees and expenses, we have no written finance agreement with management to provide any continued funding. As of May 31, 2012 the Company had current liabilities of $53,973, $51,791 of which is due to related parties and as of May 31, 2013 the Company had current liabilities of $79,679 of which $70,941 is due to related parties. In particular, management has loaned the Company $30,941 and the Company’s securities counsel, Laura Anthony, the wife of our officer and director, is owed $40,000 for legal services in connection with general corporate work, the Company’s Registration Statement and preparation and filing of this annual report. Although we believe management will continue to fund the Company on an as needed basis, we do not have a written agreement requiring such funding. In addition, future management funding, will more than likely be in the form of loans, for which the Company will be liable to pay back.

The principal stockholder provided, without cost to the Company, his services, valued at $1,800 per month which totaled $21,600 for each of the years 2013 and 2012. The principal stockholder also provided, without cost to the Company, office space valued at $200 per month, which totaled $2,400 for each of the years ended May 31, 2013 and 2012. The total of these expenses was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

The Board of Directors of the Company has determined that the best course of action for the Company is to complete a business combination with an existing business. The Company has limited liquidity or capital resources. As of May 31, 2013 and 2012, the Company had a cash balance of $0 and $0 respectively. In the event that the Company cannot complete a merger or acquisition and cannot obtain capital needs for ongoing expenses, including expenses related to maintaining compliance with the securities laws and filing requirements of the Securities Exchange Act of 1934, the Company could be forced to cease operations.

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

OFF BALANCE SHEET ARRANGEMENTS

None.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of:
Stark Beneficial, Inc.

We have audited the accompanying balance sheets of Stark Beneficial, Inc. at May 31, 2013 and 2012, and the related statements of operations, changes in stockholders’ equity ( deficit ) and cash flows for each of the two years in the period ended May 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stark Beneficial, Inc. at May 31, 2013 and 2012 and the results of its operations and its cash flows for each of the two years in the period ended May 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company reported a net loss in 2013 of $44,956, and has a working capital deficit, stockholders’ deficit and deficit accumulated since quasi reorganization of $74,929, $74,929 and $183,429, respectively, at May 31, 2013, and through the date of this report has no revenues. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans as to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Salberg & Company, P.A.
SALBERG & COMPANY, P.A.
Boca Raton, Florida
August 23, 2013

Stark Beneficial, Inc.
Balance Sheets

	May 31,
	2013	2012

Assets
Current assets
Cash	$-	$-
Prepaid expenses	4,750	-
Total current assets	4,750	-

Total Assets	$4,750	$-

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable-trade	$3,738	$2,182
Accrued expenses	5,000	-
Due to related parties	70,941	51,791

Total current liabilities	79,679	53,973

Commitments and contingencies (Note 6)

Stockholders’ Deficit:
Preferred stock-20,000,000 authorized $.001 par value Series B Preferred Stock, 5,000,000 shares designated, issued & outstanding at May 31, 2013 and 2012 respectively (liquidation value $5,000,000)	5,000	5,000
Common stock-300,000,000 authorized $.001 par value 2,379,935 shares issued & outstanding at May 31, 2013 and 2012 respectively	2,380	2,380
Additional paid-in capital	101,120	77,120
Deficit accumulated since quasi reorganization	(183,429)	(138,473)
Total Stockholders’ Deficit	(74,929)	(53,973)

Total Liabilities & Stockholders’ Deficit	$4,750	$-

See accompanying notes to financial statements.

F-2

Stark Beneficial, Inc.

Statements of Operations

	Year Ended May 31
	2013	2012

Revenue	$-	$-

Costs & Expenses:
General & administrative	44,956	33,028
Total Costs & Expenses	44,956	33,028

Loss from operations before income taxes	(44,956)	(33,028)

Income tax expense	-	-

Net Loss	$(44,956)	$(33,028)

Net Los Per Share - Basic and Diluted	$(0.02)	$(0.01)

Weighted Average Shares Outstanding (Basic & Diluted)	2,379,935	2,379,935

See accompanying notes to financial statements.

Stark Beneficial, Inc.

Statement of Changes in Stockholders’ Equity (Deficit)

For the Years Ended May 31, 2013 and 2012

	Preferred Stock		Common Stock		Additional Paid-In	Deficit Accumulated since Quasi	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Reorganization	Deficit

Balance at May 31, 2011	-	$-	2,379,935	$2,380	$48,120	$(105,445)	$(54,945)

Preferred stock issued in exchange for reduction of Due to Related Party	5,000,000	5,000	-	-	5,000	-	10,000

Contributed capital - fair value of related party services and office space	-	-	-	-	24,000	-	24,000

Net loss, 2012	-	-	-	-	-	(33,028)	(33,028)

Balance at May 31, 2012	5,000,000	$5,000	2,379,935	$2,380	$77,120	$(138,473)	$(53,973)

Contributed capital - fair value of related party services and office space	-	-	-	-	24,000	-	24,000

Net loss, 2013	-	-	-	-	-	(44,956)	(44,956)

Balance at May 31, 2013	5,000,000	$5,000	2,379,935	$2,380	$101,120	$(183,429)	$(74,929)

See accompanying notes to financial statements.

Stark Beneficial, Inc.

Statements of Cash Flows

	Year Ended May 31,
	2013	2012

Cash flows from operating activities:
Net loss	$(44,956)	$(33,028)
Adjustments to reconcile net loss to net cash used in operating activities:
Fair value of services and office space provided by related parties	24,000	24,000
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses	(4,750)	-
Increase (decrease) in due to related parties	19,150	10,095
Increase (decrease) in accounts payable	1,556	1,433
Increase (decrease) in accrued expenses	5,000	(2,500)

Cash used in operating activities:	-	-

Net increase (decrease) in cash	-	-
Cash at beginning of year	-	-
Cash at end of year	$-	$-

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental Non-Cash Investing and Financing activities:
Preferred stock issued in exchange for reduction of due to related party	$-	$10,000

See accompanying notes to financial statements.

Stark Beneficial, Inc.

Notes to Financial Statements

May 31, 2013 and 2012

1.	Nature of Operations and Summary of Significant Accounting Policies:

Organization and Nature of Operations

Effective December 31, 2007, Stark Beneficial, Inc. (the “Company” “we” “us” “our”) approved and authorized a plan of quasi reorganization and restatement of accounts to eliminate the accumulated deficit and related capital accounts on the Company’s balance sheet. The Company concluded its period of reorganization after reaching a settlement agreement with all of its significant creditors. The Company, as approved by its Board of Directors, elected to state its May 31, 2008, balance sheet as a “quasi reorganization”, pursuant to ASC 852. These rules require the revaluation of all assets and liabilities to their current values through a current charge to earnings and the elimination of any deficit in retained earnings by charging paid-in capital. From June 1, 2008 forward, the Company has recorded net income (and net losses) to deficit accumulated since quasi reorganization.

Our current activities are related to seeking new business opportunities. We will use our limited personnel and financial resources in connection with such activities. It may be expected that pursuing a new business opportunity will involve the issuance of restricted shares of common stock.

Use of Estimates

Our financial statements are prepared in accordance with Accounting Principles Generally Accepted in the United States (“GAAP”). These accounting principles require management to make certain estimates, judgments, and assumptions. We believe that the estimates, judgments, and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments, and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of our financial statements as well as reported amounts of revenue and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. Significant estimates included in the accompanying financial statements include the valuation of contributed services and office space.

Contributed Capital

The Company’s majority shareholder contributes services and office space which are valued by comparison to similar part-time CEO services and office rent for comparable public companies. These contributions are recorded as compensation and rent expense and offset against additional paid in capital.

Cash and Cash Equivalents

For the purposes of the statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at May 31, 2013 and 2012.

Fair Value of Financial Instruments

The Company’s financial instruments, including accounts payable, accrued expenses and related party advances, are carried at historical cost basis. At May 31, 2013, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

Income Taxes

We use the asset and liability method to account for income taxes. Under this method, deferred income taxes are determined based on the differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements which will result in taxable or deductible amounts in future years and are measured using the currently enacted tax rates and laws. A valuation allowance is provided to reduce net deferred tax assets to the amount that, based on available evidence, is more likely than not to be realized.

Stark Beneficial, Inc.

Notes to Financial Statements

May 31, 2013 and 2012

The Company follows the provisions of ASC 740-10, Accounting for Uncertain Income Tax Positions. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

As of May 31, 2013, tax years 2013, 2012 and 2011 remain open for IRS audit. The Company has received no notice of audit or any notifications from the IRS for any of the open tax years.

Net Loss Per Share

Basic earnings per share is computed by dividing income available to common shareholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. Diluted earnings per share assume that any dilutive securities outstanding are converted. In periods of losses, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any other potential shares outstanding would be anti-dilutive. The Company did not have any anti-dilutive securities outstanding as of May 31, 2013 or 2012.

New Accounting Pronouncements

There are no new accounting pronouncements during the fiscal year ended May 31, 2013, that effect the financial position of the Company or the results of its’ operations. Any Accounting Standard Updates which are not effective until after May 31, 2013, are not expected to have a significant effect on the Company’s financial position or results of its’ operations.

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

Reclassifications

Certain amounts in the 2012 financial statements have been reclassified to conform to the 2013 presentation.

2.	Going Concern

As reflected in the accompanying financial statements for the fiscal year ended May 31, 2013, the Company had net losses of $44,956. Additionally, at May 31, 2013, the Company had a working capital deficit of $74,929, an accumulated deficit since quasi reorganization of $183,429 and a stockholders’ deficit of $74,929. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Stark Beneficial, Inc.

Notes to Financial Statements

May 31, 2013 and 2012

Stark Beneficial currently plans to satisfy its cash requirements for the next 12 months through borrowing from its officer and director or companies affiliated with its officer and director and believes it can satisfy its cash requirements so long as it is able to obtain financing from these affiliated entities.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.	Stockholders’ Equity (Deficit)

Common Stock

We are currently authorized to issue up to 300,000,000 shares of $0.001 par value common stock. All issued shares of common stock are entitled to vote on a 1 share per 1 vote basis.

October 16, 2007, in exchange for approximately $2,500 of capital investments by Century Capital Partners (“CCP”) we issued 2,100,000 shares of restricted $0.001 par value common stock. Our CEO is the managing member of CCP and has sole voting and dispositive control.

Preferred Stock

On May 23, 2012, we filed a Certificate of Amendment to our Certificate of Incorporation with the State of Delaware to increase the authorized preferred stock from 10,000,000 shares to 20,000,000 shares and to designate 5,000,000 shares as Series B Preferred Stock. Each share of the Series B Preferred Stock entitles the holder thereof to 10 votes on all matters submitted to a vote of shareholders; is convertible into 10 shares of common stock; has equal dividend rights with the common stock and has a $1.00 per share liquidation preference. On May 23, 2012 CCP (a company owned and controlled by our CEO) paid $10,000 to Stark Beneficial in a non-cash exchange for the 5,000,000 shares of Series B Preferred Stock. This payment was made by an reduction of the Due to Related Party balance.

4.	Related Party Transactions

Due to Related Parties: Amounts due to related parties consist of corporate reinstatement expenses and obligations paid or assumed by affiliates prior to the establishment of a bank account. Such items totaled $30,941 and $21,791 at May 31, 2013 and 2012, respectively. During 2013 and 2012, legal service fees of $10,000 for each fiscal year were billed to the company by our CEO’s spouse through Legal & Compliance, LLC. Accrued legal fees of $40,000 were unpaid at May 31, 2013.

Fair value of services and office space: The principal stockholder and CEO provided, without cost to the Company, his services, valued at $1,800 per month which totaled $21,600 in each fiscal 2013 and 2012. The principal stockholder also provided, without cost to the Company, office space valued at $200 per month, which totaled $2,400 in each fiscal year 2013 and 2012. The total of these expenses of $24,000 for each fiscal year ended May 31, 2013 and 2012 is reflected in the statement of operations as general and administrative expenses with a corresponding contribution to additional paid-in capital.

5.	Income Taxes

For the years ended May 31, 2013 and 2012 there was no provision for income taxes due to net taxable losses.

As of May 31, 2013, the Company has net operating loss carry forwards of $87,430. The carryforwards expire in years through 2033. The Company’s net operating loss carry forwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code.

The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes, (computed by applying the United States Federal tax rate of 34% to loss before taxes), as follows:

Stark Beneficial, Inc.

Notes to Financial Statements

May 31, 2013 and 2012

	Fiscal Year Ended May 31, 2013	Fiscal Year Ended May 31, 2012

Tax expense (benefit) at the statutory rate	$(15,285)	$(11,230)
State income taxes, net of federal income tax benefit	(761)	(328)
Contributed services	7,344	7,344
Contributed office space	816	816
Change in valuation allowance	7,886	3,397
Total	$-	$-

The tax effects of the temporary differences between reportable financial statement income (loss) and taxable income (loss) are recognized as deferred tax assets and liabilities.

The tax effect of significant components of the Company’s deferred tax assets and liabilities at May 31, 2013 and 2012, are as follows:

	May 31,
	2013	2012
Deferred tax assets:
Net operating loss carryforward	$32,900	$25,014

Total gross deferred tax assets	32,900	25,014
Less: Deferred tax asset valuation allowance	(32,900)	(25,014)
Total net deferred tax assets	$-	$-

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

Because of the historical earnings history of the Company, the net deferred tax assets for 2013 and 2012 were fully offset by a 100% valuation allowance.

6.	Commitments and Contingencies

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of May 31, 2013 there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

Item 9. Changes in and Disagreements with Accountants.

In its two most recent fiscal years or any later interim period, the Company has had no disagreements with its independent accountants.

Item 9A. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

It is the responsibility of the chief executive officer and chief financial officer of Stark Beneficial, Inc. to establish and maintain a system for internal controls over financial reporting such that Stark Beneficial, Inc. properly reports and files all matters required to be disclosed by the Securities Exchange Act of 1934 (the “Exchange Act”). Michael Anthony is the Company’s chief executive officer and chief financial officer. The Company’s system is designed so that information is retained by the Company and relayed to counsel as and when it becomes available. As the Company is a shell company with no or nominal business operations, Mr. Anthony immediately becomes aware of matters that would require disclosure under the Exchange Act. After conducting an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of May 31, 2013, he has concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by it in its reports filed or submitted under the Exchange Act is recorded, processed summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”).

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of May 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, management concluded that, as of May 31, 2013, the Company’s internal control over financial reporting is effective based on those criteria.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the name, age and position held with respect to our present directors and executive officers:

Name	Age	Position	Executive Officer And Director Since

Michael Anthony	47	Chief Executive Officer, President, Secretary, Treasurer, Director	September 24, 2007

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

Mr. Anthony, age 47, has been an officer and director of the Company since November 14, 2007. Mr. Anthony is the sole officer and director of Corporate Services International, Inc. and is the sole member of Century Capital Partners, LLC. Mr. Anthony utilizes both entities to conduct business affairs, including, but not limited to, making capital investments in corporate entities such as Stark Beneficial and offering consulting services and advice to corporate entities. Mr. Anthony is a promoter of Stark Beneficial as that term is defined by Rule 405 of Regulation C.

On or about July 15, 2005 Mr. Anthony became an officer and director of Ubrandit.com, Inc. a reporting blank check company and resigned his position on October 31, 2006. On or about July 30, 2006 Mr. Anthony became an officer and director of Standard Commerce, Inc. a reporting blank check company and resigned his position on August 24, 2007. On or about March 15, 2007, Mr. Anthony became an officer and director Apogee Robotics, Inc. a reporting blank check company and resigned his position on March 31, 2008. On or about May 25, 2007, Mr. Anthony became an officer and director or Aim Smart Corporation, a reporting blank check company and resigned his position on April 24, 2008. On or about July 2, 2007, Mr. Anthony became an officer and director of Diversified Opportunities, Inc., a reporting blank check company and resigned his position on May 30, 2008. On or about April 12, 2007, Mr. Anthony became an officer and director of Econometrics, Inc., a reporting blank check company and resigned his position on January 10, 2009. On or about September 5, 2007, Mr. Anthony became an officer and director of Dover Glen, Inc., a reporting blank check company and resigned his position on December 16, 2008. On or about October 12, 2007, Mr. Anthony became an officer and director of Highland Ridge, Inc., a reporting blank check company and resigned his position on January 13, 2010. On or about October 27, 2007 Mr. Anthony became an officer and director of Ravenwood Bourne, Ltd, a reporting blank check company and resigned his position on April 5, 2010. On or about October 1, 2007, Mr. Anthony became an officer and director of Sabre Industrial, Inc., a reporting blank check company and resigned his position on September 13, 2010. On or about November 14, 2007, Mr. Anthony became an officer and director of Lightman Grant, Inc., a reporting blank check company, and resigned his position on November 13, 2012. In each case where Mr. Anthony resigned, his resignation occurred as a result of the sale of the public shell company that resulted in a reverse merger with a private operating company.

In the past five years Mr. Anthony has not been involved in any negative legal proceedings as enumerated in Item 401(f) of Regulation S-K.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the registrant’s officers and directors, and persons who own more than 10% of a registered class of the registrant’s equity securities, to file reports of ownership and changes in ownership of equity securities of the Registrant with the Securities and Exchange Commission. Officers, directors and greater-than 10% shareholders are required by the Securities and Exchange Commission regulation to furnish the registrant with copies of all Section 16(a) forms that they file. Based solely on a review of Forms 3 and 4 and amendments thereto filed with the Commission during the fiscal year end May 31, 2013, all Section 16(a) forms were filed.

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

Item 11. Executive Compensation

No executive compensation was paid during the fiscal years ended May 31, 2013 or 2012 by Stark Beneficial. Stark Beneficial has no employment agreement with any of its officers and directors.

The following tables show, as to the named executive officers, certain information concerning stock options:

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	Non- Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Michael Anthony, Pres. and Chairman	2013 and 2012	-	-	-	-	-	-	-	-

OUTSTANDING EQUITY AWARDS AT May 31, 2013 AND 2012

OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)

Michael Anthony	-	-	-	-	-	-	-	-	-

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

The company has made no Long Term Compensation payouts (LTIP or other)

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of May 31, 2013 the number and percentage of outstanding shares of common and preferred stock which, according to the information supplied to the Company, were beneficially owned by (i) each current director of the Company, (ii) each current executive officer of the Company, (iii) all current directors and executive officers of the Company as a group, and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the Company’s outstanding common stock. Except as otherwise indicated, the persons named in the table below have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws (where applicable).

Owner	Common Shares	Percentage (1)	Preferred Shares (3)	Percentage (2)
Michael Anthony(2)	2,100,000	88%	5,000,000	100%
Officers and directors as a group (1 persons)	2,100,000	88%	5,000,000	100%

5% shareholders:

None

______________________________

(1)	Based on 2,379,935 shares of common stock outstanding as of May 31, 2013.

(2)	Common shares and Preferred Shares are held by Corporate Services International of which Mr. Anthony is the sole member. Mr. Anthony is a promoter as defined in Rule 405 of Regulation C.

(3)	Series B Preferred Stock is held by Corporate Services International, Inc. of which Mr. Anthony is the sole shareholder, officer and director. The Series B Preferred Stock entitles the holder thereof to 10 votes per share on all matters submitted to a vote of shareholders; is convertible into 10 shares of common stock per one share of Series B Preferred Stock; has equal dividend rights with the common stock; and has a $1.00 per share liquidation preference.

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

Michael Anthony is a promoter as that term is defined by Rule 405 of Regulation C. Mr. Anthony does not have any agreements with the Company to receive directly or indirectly, anything of value in the future. Mr. Anthony, through Century Capital Partners, LLC has invested $12,500 into the Company via a reduction in the Due to Related Party account, in exchange for 2,100,000 shares of common stock. In addition, Mr. Anthony, through Corporate Services International has invested $10,000 into the Company via a reduction in the Due to Related Party account in exchange for 5,000,000 shares of Series B Preferred Stock. In addition, he has, through related entities, loaned the Company $30,941 for ongoing expenses. Mr. Anthony hopes that in conjunction with a merger or acquisition of the Company, he will recoup these funds. In addition, Mr. Anthony hopes that he will make a profit on the sale of his stock at some point in the future, although he has no arrangement or agreements, either directly or indirectly, in that regard.

Laura Anthony, Esquire is corporate and securities counsel to the Company. Ms. Anthony’s legal fees for the fiscal years ending May 2010 through 2013 totaled $40,000. As indicated in the prior paragraph, management related parties, and in particular, Century Capital Partners, LLC., has loaned the Company $30,941 through May 31, 2013 for the payment of ongoing expenses. There is no loan agreement between the Company and Corporate Services International, Inc.

Stark Beneficial does not have any outside directors.

Item 14. Principal Accounting Fees and Services.

The following table sets forth the fees billed by our principal independent accountants for each of our last two fiscal years for the categories of services indicated. Salberg & Company, P.A. audited our fiscal year ended May 31, 2013 financial statements and re-audited our fiscal year ended May 31, 2012 financial statements. Michael F. Cronin, CPA audited our fiscal year ended May 31, 2012 financial statements that had to be subsequently re-audited as Michael Cronin’s firm was de-registered by the PCAOB in May 2013.

	Fiscal Years Ended May 31,
Category	2013	2012

Audit Fees	$8,100	$2,500
Audit Fees - Re-audit of 2012	-	5,100
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$8,100	$7,600

Audit fees. Consists of fees billed for the audit of our annual financial statements and review of our interim financial information and services that are normally provided by the accountant in connection with year-end and quarter-end statutory and regulatory filings or engagements.

Audit-related fees. Consists of fees billed for services relating to review of other regulatory filings including registration statements, periodic reports and audit related consulting.

Tax fees. Consists of professional services rendered by our principal accountant for tax compliance, tax advice and tax planning.

Other fees. Other services provided by our accountants.

The Company’s Board of Directors reviews and approves audit and permissible non-audit services performed by its independent accountants, as well as the fees charged for such services. In its review of non-audit service fees and its appointment of Salberg & Company, P.A. as the Company’s independent accountants, the Board of Directors considered whether the provision of such services is compatible with maintaining independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibit No.	Document

2.1*	Articles and Plan of Merger - Nevada June 5, 1997

2.1.2*	Articles of Merger, Oregon June 16, 1997

2.1.3*	Agreement of Merger

2.1.4*	Certificate of Merger - Delaware - December 4, 2007

2.1.5*	Articles of Merger - Nevada - December 4, 2007

3.1.1*	Articles of Incorporation dated April 20, 1984

3.1.2*	Articles of Amendment dated June 29, 1984

3.1.3*	Articles of Amendment dated July 19, 1988

3.1.4*	Articles of Amendment dated October 18, 1988

3.1.5*	Articles of Amendment dated March 9, 1989

3.1.6*	Articles of Amendment dated August 23, 1994

3.1.7*	Articles of Amendment dated February 20, 1996

3.1.8*	Articles of Amendment dated April 26, 1996

3.1.9*	Articles of Incorporation - Nevada - June 4, 1997

3.1.10*	Certificate of Incorporation - Delaware, dated October 26, 2007

3.1.11*	Certificate of Amendment dated November 27, 2007

3.1.12*	Certificate of Amendment dated December 07, 2007

3.1.13*	Certificate of Amendment dated May 23, 2012

3.2*	By-Laws

31.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase

101.DEF***	XBRL Taxonomy Extension Definition Linkbase

101.LAB***	XBRL Taxonomy Extension Label Linkbase

101.PRE***	XBRL Taxonomy Presentation Linkbase

* Previously filed with the Company’s Form 10 Registration Statement.

** Filed Herewith.

*** In accordance with Regulation S-T, the XBRL related information on Exhibit No. 101 to this Annual Report on Form 10-K shall be deemed “furnished” herewith not “filed”.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Stark Beneficial, Inc.

/s/ Michael Anthony
Name:	Michael Anthony
Title:	President/CEO and Director and Chief Accounting Officer

August 23, 2013

