Form 10-Q
period 2013-08-31
Stark Beneficial, Inc.
filed 2013-10-10
CIK 1551454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: August 31, 2013

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,379,935 common shares issued and outstanding as of October 10, 2013

Stark Beneficial, Inc.

FORM 10-Q

INDEX

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Stark Beneficial, Inc.

Balance Sheet

	August 31, 2013	May 31, 2013
	(unaudited)

Assets
Current assets
Cash	$-	$-
Prepaid expenses	-	4,750
Total current assets	-	4,750

Total Assets	$-	$4,750

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$9,639	$3,738
Accrued expenses	5,000	5,000
Due to related parties	74,364	70,941
Total current liabilities	89,003	79,679

Stockholders’ Deficit:
Preferred stock - 20,000,000 authorized $0.001 par value Series B Preferred Stock, 5,000,000 shares designated, issued & outstanding at August 31, 2013 and May 31, 2013 respectively (liquidation value $5,000,000)	5,000	5,000
Common stock- 300,000,000 authorized $0.001 par value 2,379,935 shares issued & outstanding at August 31, 2013 and May 31, 2013 respectively	2,380	2,380
Additional paid-in capital	107,120	101,120
Deficit accumulated since quasi reorganization	(203,503)	(183,429)
Total Stockholders’ Deficit	(89,003)	(74,929)

Total Liabilities & Stockholders’ Deficit	$-	$4,750

See condensed notes to unaudited interim financial statements.

Stark Beneficial, Inc.

Statements of Operations

(unaudited)

	Three Months Ended August 31,
	2013	2012

Revenue	$-	$-

Costs & Expenses:
General & administrative	20,074	6,285
Total Costs & Expenses	20,074	6,285

Loss from operations before income taxes	(20,074)	(6,285)

Income tax expense	-	-

Net Loss	$(20,074)	$(6,285)

Net Loss Per Share - Basic and Diluted	$(0.01)	$-

Weighted Average Shares Outstanding (Basic & Diluted)	2,379,935	2,379,935

See condensed notes to unaudited interim financial statements.

Stark Beneficial, Inc.

Statements of Cash Flows

(unaudited)

	Three Months Ended August 31,
	2013	2012

Cash flows from operating activities:
Net Loss	$(20,074)	$(6,285)
Adjustments to reconcile net loss to net cash used in operating activities:
Fair value of services provided by related parties	6,000	6,000
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses	4,750	-
Increase (decrease) in accounts payable	5,901	285

Net Cash used in operating activities:	(3,423)	-

Cash flows from financing activities:
Related party expenses paid on behalf of company	3,423	-
Net Cash provided by financing activities:	3,423	-

Net Increase (Decrease) in cash	-	-
Cash at beginning of year	-	-
Cash at end of period	$-	$-

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See condensed notes to unaudited interim financial statements.

stark BENEFICIAL, inc.

CONDENSED NOTES TO Interim FINANCIAL STATEMENTS

FOR THE THREE Months ENDED AUGUST 31, 2013

(UNAUDITED)

1. Nature of Operations, Basis of Presentation and Summary of Significant Accounting Policies

Organization and Nature of Operations

Effective December 31, 2007, Stark Beneficial, inc. (the “Company” “we” “us” “our”) approved and authorized a plan of quasi reorganization and restatement of accounts to eliminate the accumulated deficit and related capital accounts on the Company’s balance sheet. The Company concluded its period of reorganization after reaching a settlement agreement with all of its significant creditors. The Company, as approved by its Board of Directors, elected to state its May 31, 2008, balance sheet as a “quasi reorganization”, pursuant to ASC852. These rules require the revaluation of all assets and liabilities to their current values through a current charge to earnings and the elimination of any deficit in retained earnings by charging paid-in capital. From June 1, 2008 forward, the Company has recorded net income (and net losses) to deficit accumulated since quasi reorganization.

Our current activities are related to seeking new business opportunities. We will use our limited personnel and financial resources in connection with such activities. It may be expected that pursuing a new business opportunity will involve the issuance of restricted shares of common stock.

Basis of Presentation

The interim unaudited Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our May 31, 2013 audited financial statements included in Form 10-K. Certain information and disclosures normally included in the notes to the annual financial statements have been condensed or omitted from these interim financial statements and therefore, should be read in conjunction with the financial statements and Notes for the fiscal year ended May 31, 2013. The May 31, 2013 balance sheet is derived from those statements.

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

In the opinion of management, the information furnished in these interim financial statements reflect all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three month period ended August 31, 2013 and 2012. All such adjustments are of a normal recurring nature. The financial statements do not include some information and notes necessary to conform with annual reporting requirements.

Cash and Cash Equivalents

For the purposes of the unaudited statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

stark BENEFICIAL, inc.

CONDENSED NOTES TO Interim FINANCIAL STATEMENTS

FOR THE THREE Months ENDED AUGUST 31, 2013

(UNAUDITED)

Fair Value of Financial Instruments

The Company’s financial instruments, including accounts payable, accrued expenses and related party advances, are carried at historical cost basis. At August 31, 2013, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

Net Loss Per Share

Basic earnings per share is computed by dividing income available to common shareholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. Diluted earnings per share assume that any dilutive securities outstanding are converted. In periods of losses, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any other potential shares outstanding would be anti-dilutive. The Company did not have any anti-dilutive securities outstanding as of August 31, 2013.

New Accounting Pronouncements

There are no new accounting pronouncements during the three month period ended August 31, 2013, that effect the financial position of the Company or the results of its’ operations. Any Accounting Standard Updates which are not effective until after August 31, 2013, are not expected to have a significant effect on the Company’s financial position or results of its’ operations.

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

2. Going Concern

As reflected in the accompanying unaudited financial statements for the three months ended August 31, 2013, the Company had net losses of $20,074. Additionally, at August 31, 2013, the Company had a working capital deficit of $89,003, a deficit accumulated since quasi reorganization of $203,503 and a stockholders’ deficit of $89,003. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

stark BENEFICIAL, inc.

CONDENSED NOTES TO Interim FINANCIAL STATEMENTS

FOR THE THREE Months ENDED AUGUST 31, 2013

(UNAUDITED)

3. Stockholders’ Deficit

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

Preferred Stock

On May 23, 2012 we filed a Certificate of Amendment to our Certificate of Incorporation with the State of Delaware to increase the authorized preferred stock from 10,000,000 shares to 20,000,000 shares and to designate 5,000,000 shares as Series B Preferred Stock. Each share of the Series B Preferred Stock entitles the holder thereof to 10 votes on all matters submitted to a vote of shareholders; is convertible into 10 shares of common stock; has equal dividend rights with the common stock and has a $1.00 per share liquidation preference. On May 23, 2012 CCP (a company owned and controlled by our CEO) paid $10,000 to Stark Beneficial in a non-cash exchange for the 5,000,000 shares of Series B Preferred Stock. This payment was made by a reduction of the Due to Related Party balance.

4. Related Party Transactions

Due to Related Parties: Amounts due related parties consist of corporate reinstatement expenses and obligations paid or assumed by affiliates prior to the establishment of a bank account. Such items totaled $31,864 at August 31, 2013. During the three months ended August 31, 2013, legal service fees of $2,500 were billed to the Company by our CEO's spouse through Legal Compliance, LLC. Accrued legal fees of $42,500 were unpaid at August 31, 2013.

Fair value of services and office space: The principal stockholder and CEO provided, without cost to the Company, his services, valued at $1,800 per month which totaled $5,400 for the three months ended August 31, 2013. The principal stockholder also provided, without cost to the Company, office space valued at $200 per month, which totaled $600 for the three months ended August 31, 2013. The total of these expenses of $6,000 for the three months ended August 31, 2013 is reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

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

Results of Operations

Our current activities are related to seeking new business opportunities. We will use our limited personnel and financial resources in connection with such activities. It may be expected that pursuing a new business opportunity will involve the issuance of restricted shares of common stock. At August 31, 2013, we had $0 of cash assets and $89,003 of current liabilities, $74,364, of which was due to related parties.

We have had no revenues during the three months ended August 31, 2013 or 2012. Our operating expenses for the three months ended August 31, 2013 were $20,074 and for the three months ended August 31, 2012 were $6,285 comprised of general and administrative expenses.

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

Continuing Operations, Liquidity and Capital Resources

From October 2007 through September 2012, Management related parties have invested $12,500 into the Company, via a reduction of the Due to Related Party balance, in exchange for 2,100,000 shares of common stock and 5,000,000 shares of series B preferred stock since inception. In addition, management has loaned the Company $31,864 for ongoing expenses. While we are dependent upon interim funding provided by management to pay professional fees and expenses, we have no written finance agreement with management to provide any continued funding. As of August 31, 2013 the Company had current liabilities of $89,003, $74,364 of which is due to related parties. In particular, management has loaned the Company $31,864 and the Company’s securities counsel, Laura Anthony, the wife of our officer and director, is owed $42,500 for legal services in connection with general corporate work, the Company’s Registration Statement and preparation and filing of annual and quarterly reports. Although we believe management will continue to fund the Company on an as needed basis, we do not have a written agreement requiring such funding. In addition, future management funding, will more than likely be in the form of loans, for which the Company will be liable to pay back.

The principal stockholder/CEO provided, without cost to the Company, his services, valued at $1,800 per month which totaled $5,400 for each of the quarters ended August 31, 2013 and 2012. The principal stockholder also provided, without cost to the Company, office space valued at $200 per month, which totaled $600 for each of the quarters ended August 31, 2013 and 2012. The total of these expenses was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

The Board of Directors of the Company has determined that the best course of action for the Company is to complete a business combination with an existing business. The Company has limited liquidity or capital resources. As of August 31, 2013, the Company had a cash balance of $0. In the event that the Company cannot complete a merger or acquisition and cannot obtain capital needs for ongoing expenses, including expenses related to maintaining compliance with the securities laws and filing requirements of the Securities Exchange Act of 1934, the Company could be forced to cease operations.

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

PART II – OTHER INFORMATION

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

The Company believes that the issuance and sale of the restricted shares was exempt from registration pursuant to Section 4(a)(2) of the Act as privately negotiated, isolated, non-recurring transactions not involving any public solicitation. An appropriate restrictive legend is affixed to the stock certificates issued in such transactions.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information.

None.

Item 6. Exhibits

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

* Filed Herewith.

** In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Stark Beneficial, Inc.

/s/ Michael Anthony
Name: Michael Anthony
Title: President/CEO and Director and Chief Accounting Officer

October 10, 2013

