Form 10-Q
period 2013-11-30
Stark Beneficial, Inc.
filed 2014-01-08
CIK 1551454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: November 30, 2013

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,379,935 common shares issued and outstanding as of January 6, 2014

Stark Beneficial, Inc.

FORM 10-Q

INDEX

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Stark Beneficial, Inc.

Balance Sheet

	November 30, 2013	May 31, 2013
	(unaudited)

Assets
Current assets
Cash	$-	$-
Prepaid expenses	-	4,750

Total current assets	-	4,750

Total Assets	$-	$4,750

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$11,721	$3,738
Accrued expenses	5,000	5,000
Due to related parties	76,864	70,941

Total current liabilities	93,585	79,679

Stockholders’ Deficit:

Preferred stock - 20,000,000 authorized $0.001 par value Series B Preferred Stock, 5,000,000 shares designated, issued & outstanding at November 30, 2013 and May 31, 2013 respectively (liquidation value $5,000,000)	5,000	5,000
Common stock- 300,000,000 authorized $0.001 par value 2,379,935 shares issued & outstanding at November 30, 2013 and May 31, 2013 respectively	2,380	2,380
Additional paid-in capital	113,120	101,120
Deficit accumulated since quasi reorganization	(214,085)	(183,429)
Total Stockholders’ Deficit	(93,585)	(74,929)

Total Liabilities & Stockholders’ Deficit	$-	$4,750

See unaudited condensed notes to unaudited interim financial statements.

Stark Beneficial, Inc.

Statements of Operations

(unaudited)

	Three Months Ended November 30,		Six Months Ended November 30,
	2013	2012	2013	2012

Revenue	$-	$-	$-	$-

Costs & Expenses:

General & administrative	10,582	11,000	30,656	17,285

Total Costs & Expenses	10,582	11,000	30,656	17,285

Loss from operations before income taxes	(10,582)	(11,000)	(30,656)	(17,285)

Income tax expense	-	-	-	-

Net Loss	$(10,582)	$(11,000)	$(30,656)	$(17,285)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted Average Shares Outstanding (Basic & Diluted)	2,379,935	2,379,935	2,379,935	2,379,935

See unaudited condensed notes to unaudited interim financial statements.

Stark Beneficial, Inc.

Statements of Cash Flows

(unaudited)

	Six Months Ended November 30,
	2013	2012

Cash flows from operating activities:
Net Loss	$(30,656)	$(17,285)
Adjustments to reconcile net loss to net cash used in operating activities:
Fair value of services provided by related parties	12,000	12,000
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses	4,750	-
Increase (decrease) in accounts payable	7,982	285

Net Cash used in operating activities:	(5,924)	(5,000)

Cash flows from financing activities:
Related party expenses paid on behalf of company	5,924	5,000

Net Cash provided by financing activities:	5,924	5,000

Net Increase (Decrease) in cash	-	-
Cash at beginning of period	-	-
Cash at end of period	$-	$-

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See unaudited condensed notes to unaudited interim financial statements.

STARK BENEFICIAL, INC.

CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED NOVEMBER 30, 2013

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

In the opinion of management, the information furnished in these interim financial statements reflect all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the six month period ended November 30, 2013 and 2012. All such adjustments are of a normal recurring nature. The financial statements do not include some information and notes necessary to conform with annual reporting requirements. The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or for any future period.

Use of Estimates

The preparation of these interim unaudited financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including income taxes, insurance obligations, fair value of contributed services and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other resources. Actual results may differ from these estimates under different assumptions or conditions.

Cash and Cash Equivalents

For the purposes of the unaudited statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

STARK BENEFICIAL, INC.

CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED NOVEMBER 30, 2013

(UNAUDITED)

Fair Value of Financial Instruments

The Company’s financial instruments, including accounts payable, accrued expenses and related party advances, are carried at historical cost basis. At November 30, 2013, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

Net Loss Per Share

Basic earnings per share is computed by dividing income available to common shareholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. Diluted earnings per share assume that any dilutive securities outstanding are converted. In periods of losses, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any other potential shares outstanding would be anti-dilutive. The Company did not have any anti-dilutive securities outstanding as of November 30, 2013.

New Accounting Pronouncements

There are no new accounting pronouncements during the six month period ended November 30, 2013, that effect the financial position of the Company or the results of its’ operations. Any Accounting Standard Updates which are not effective until after November 30, 2013, are not expected to have a significant effect on the Company’s financial position or results of its’ operations.

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

2. Going Concern

As reflected in the accompanying unaudited financial statements for the six months ended November 30, 2013, the Company had net losses of $30,656. Additionally, at November 30, 2013, the Company had a working capital deficit of $93,585, a deficit accumulated since quasi reorganization of $214,085 and a stockholders’ deficit of $93,585. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

FOR THE SIX MONTHS ENDED NOVEMBER 30, 2013

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

4. Related Party Transactions

Due to Related Parties: Amounts due related parties consist of corporate reinstatement expenses and obligations paid or assumed by affiliates prior to the establishment of a bank account. Such items totaled $31,864 at November 30, 2013. During the six months ended November 30, 2013, legal service fees of $5,000 were billed to the Company by our CEO’s spouse through Legal Compliance, LLC. Accrued legal fees of $45,000 were unpaid at November 30, 2013.

Fair value of services and office space: The principal stockholder and CEO provided, without cost to the Company, his services, valued at $1,800 per month which totaled $10,800 for the six months ended November 30, 2013. The principal stockholder also provided, without cost to the Company, office space valued at $200 per month, which totaled $1,200 for the six months ended November 30, 2013. The total of these expenses of $12,000 for the six months ended November 30, 2013 is reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

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

Results of Operations

Our current activities are related to seeking new business opportunities. We will use our limited personnel and financial resources in connection with such activities. It may be expected that pursuing a new business opportunity will involve the issuance of restricted shares of common stock. At November 30, 2013, we had $0 of cash assets and $93,585 of current liabilities, $76,864, of which was due to related parties.

We have had no revenues during the three months ended November 30, 2013 or 2012. Our operating expenses for the three months ended November 30, 2013 were $10,582 and for the three months ended November 30, 2012 were $11,000 comprised of general and administrative expenses.

We have had no revenues during the six months ended November 30, 2013 or 2012. Our operating expenses for the six months ended November 30, 2013 were $30,656 and for the six months ended November 30, 2012 were $17,285. Operating expenses included in general and administrative expenses during the six months ended November 30, 2013 consists of $1,200 in rent contributed by our CEO, $5,000 in legal services contributed by a related party, $10,800 in contributed services by our CEO, $12,733 in professional fees and $923 of other expenses.

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

Continuing Operations, Liquidity and Capital Resources

From October 2007 through September 2012, Management related parties have invested $12,500 into the Company, via a reduction of the Due to Related Party balance, in exchange for 2,100,000 shares of common stock and 5,000,000 shares of series B preferred stock since inception. In addition, management has loaned the Company $31,864 for ongoing expenses through November 30, 2013. While we are dependent upon interim funding provided by management to pay professional fees and expenses, we have no written finance agreement with management to provide any continued funding. As of November 30, 2013 the Company had current liabilities of $93,585, $76,864 of which is due to related parties. In particular, management has loaned the Company $31,864 and the Company’s securities counsel, Laura Anthony, the wife of our officer and director, is owed $45,000 for legal services in connection with general corporate work, the Company’s Registration Statement and preparation and filing of annual and quarterly reports. Although we believe management will continue to fund the Company on an as needed basis, we do not have a written agreement requiring such funding. In addition, future management funding, will more than likely be in the form of loans, for which the Company will be liable to pay back.

The principal stockholder/CEO provided, without cost to the Company, his services, valued at $1,800 per month which totaled $10,800 for the six months ended November 30, 2013 and 2012. The principal stockholder also provided, without cost to the Company, office space valued at $200 per month, which totaled $1,200 for the six months ended November 30, 2013 and 2012. The total of these expenses is reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

The Board of Directors of the Company has determined that the best course of action for the Company is to complete a business combination with an existing business. The Company has limited liquidity or capital resources. As of November 30, 2013, the Company had a cash balance of $0. In the event that the Company cannot complete a merger or acquisition and cannot obtain capital needs for ongoing expenses, including expenses related to maintaining compliance with the securities laws and filing requirements of the Securities Exchange Act of 1934, the Company could be forced to cease operations.

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

January 8, 2014

