Form 10-Q
period 2014-02-28
Stark Beneficial, Inc.
filed 2014-04-11
CIK 1551454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: February 28, 2014

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,379,935 common shares issued and outstanding as of April 7, 2014

Stark Beneficial, Inc.

FORM 10-Q

INDEX

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Stark Beneficial, Inc.

Balance Sheet

	February 28, 2014	May 31, 2013
	(unaudited)

Assets
Current assets
Cash	$-	$-
Prepaid expenses	-	4,750

Total current assets	-	4,750

Total Assets	$-	$4,750

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$12,082	$3,738
Accrued expenses	5,000	5,000
Due to related parties	92,515	70,941

Total current liabilities	109,597	79,679

Stockholders’ Deficit:

Preferred stock - 20,000,000 authorized $0.001 par value Series B Preferred Stock, 5,000,000 shares designated, issued & outstanding at February 28, 2014 and May 31, 2013 respectively (liquidation value $5,000,000)	5,000	5,000
Common stock- 300,000,000 authorized $0.001 par value 2,379,935 shares issued & outstanding at February 28, 2014 and May 31, 2013 respectively	2,380	2,380
Additional paid-in capital	119,120	101,120
Deficit accumulated since quasi reorganization	(236,097)	(183,429)
Total Stockholders’ Deficit	(109,597)	(74,929)

Total Liabilities & Stockholders’ Deficit	$-	$4,750

See unaudited condensed notes to unaudited interim financial statements.

Stark Beneficial, Inc.

Statements of Operations

(unaudited)

	Three Months Ended February 28,		Nine Months Ended February 28,
	2014	2013	2014	2013

Revenue	$-	$-	$-	$-

Costs & Expenses:

General & administrative	22,012	10,520	52,668	27,805

Total Costs & Expenses	22,012	10,520	52,668	27,805

Loss from operations before income taxes	(22,012)	(10,520)	(52,668)	(27,805)

Income tax expense	-	-	-	-

Net Loss	$(22,012)	$(10,520)	$(52,668)	$(27,805)

Net Loss Per Share - Basic and Diluted	$(0.01)	$-	$(0.02)	$(0.01)

Weighted Average Shares Outstanding (Basic & Diluted)	2,379,935	2,379,935	2,379,935	2,379,935

See unaudited condensed notes to unaudited interim financial statements.

Stark Beneficial, Inc.

Statements of Cash Flows

(unaudited)

	Nine Months Ended February 28,
	2014	2013

Cash flows from operating activities:
Net Loss	$(52,668)	$(27,805)
Adjustments to reconcile net loss to net cash used in operating activities:
Fair value of services provided by related parties	18,000	18,000
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses	4,750	-
Increase (decrease) in accounts payable	8,344	1,810

Net Cash used in operating activities:	(21,574)	(7,995)

Cash flows from financing activities:
Related party expenses paid on behalf of company	21,574	7,995

Net Cash provided by financing activities:	21,574	7,995

Net Increase (Decrease) in cash	-	-
Cash at beginning of period	-	-
Cash at end of period	$-	$-

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See unaudited condensed notes to unaudited interim financial statements.

STARK BENEFICIAL, INC.

CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED FEBRUARY 28, 2014

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

In the opinion of management, the information furnished in these interim financial statements reflect all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the nine month period ended February 28, 2014 and 2013. All such adjustments are of a normal recurring nature. The financial statements do not include some information and notes necessary to conform with annual reporting requirements. The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or for any future period.

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

STARK BENEFICIAL, INC.

CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED FEBRUARY 28, 2014

(UNAUDITED)

Fair Value of Financial Instruments

The Company’s financial instruments, including accounts payable, accrued expenses and related party advances, are carried at historical cost basis. At February 28, 2014, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

Net Loss Per Share

Basic earnings per share is computed by dividing income available to common shareholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. Diluted earnings per share assume that any dilutive securities outstanding are converted. In periods of losses, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any other potential shares outstanding would be anti-dilutive. The Company did not have any anti-dilutive securities outstanding as of February 28, 2014.

New Accounting Pronouncements

There are no new accounting pronouncements during the three and nine month period ended February 28, 2014, that effect the financial position of the Company or the results of its’ operations. Any Accounting Standard Updates which are not effective until after February 28, 2014, are not expected to have a significant effect on the Company’s financial position or results of its’ operations.

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

2. Going Concern

As reflected in the accompanying unaudited financial statements for the nine months ended February 28, 2014, the Company had net losses and net cash used in operations of $52,668 and $21,574, respectively. Additionally, at February 28, 2014, the Company had a working capital deficit of $109,597, a deficit accumulated since quasi reorganization of $236,097 and a stockholders’ deficit of $109,597. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

FOR THE NINE MONTHS ENDED FEBRUARY 28, 2014

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

4. Related Party Transactions

Due to Related Parties: Amounts due related parties consist of corporate reinstatement expenses and obligations paid or assumed by affiliates prior to the establishment of a bank account. Such items totaled $35,015 at February 28, 2014. During the nine months ended February 28, 2014, legal service fees of $17,500 were billed to the Company by our CEO’s spouse through Legal & Compliance, LLC. Accrued legal fees of $57,500 were unpaid at February 28, 2014.

Fair value of services and office space: The principal stockholder and CEO provided, without cost to the Company, his services, valued at $1,800 per month which totaled $16,200 for the nine months ended February 28, 2014. The principal stockholder also provided, without cost to the Company, office space valued at $200 per month, which totaled $1,800 for the nine months ended February 28, 2014. The total of these expenses of $18,000 for the nine months ended February 28, 2014 is reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

5. Subsequent Events

On March 21, 2014 the Company issued a Convertible Promissory Note to Legal & Compliance, LLC to document the amount owed of $57,500 for legal services rendered through and including February 28, 2014 (the “L&C Note”). The L&C Note carries interest at the rate of 8% per annum and may be converted by the Holder, in whole or in part, at any time prior to being paid in full, at a conversion price of 50% of the average volume weighted average price of the Company’s common stock over the seven (7) trading days prior to the conversion date.

On March 21, 2014 the Company issued a Convertible Promissory Note to Veidt Research, LLC to document the amount owed of $35,015 for funds advanced to the Company through and including February 28, 2014 (the “Veidt Note”). The Veidt Note carries interest at the rate of 8% per annum and may be converted by the Holder, in whole or in part, at any time prior to being paid in full, at a conversion price of 50% of the average volume weighted average price of the Company’s common stock over the seven (7) trading days prior to the conversion date.

The above notes will be recorded as stock settled debt with an aggregate premium recognized immediately as interest expense of $92,515.

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

Results of Operations

Our current activities are related to seeking new business opportunities. We will use our limited personnel and financial resources in connection with such activities. It may be expected that pursuing a new business opportunity will involve the issuance of restricted shares of common stock. At February 28, 2014, we had $0 of assets and $109,597 of current liabilities, $92,515, of which was due to related parties.

We have had no revenues during the three months ended February 28, 2014 or 2012. Our operating expenses for the three months ended February 28, 2014 were $22,012 and for the three months ended February 28, 2013 were $10,520 comprised of general and administrative expenses.

We have had no revenues during the nine months ended February 28, 2014 or 2013. Our operating expenses for the nine months ended February 28, 2014 were $52,668 and for the nine months ended February 28, 2013 were $27,805. Operating expenses included in general and administrative expenses during the nine months ended February 28, 2014 consists of $1,800 in rent contributed by our CEO, $17,500 in legal services by a related party, $16,200 in contributed services by our CEO, $14,801 in professional fees and $2,367 of other expenses.

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

Continuing Operations, Liquidity and Capital Resources

From October 2007 through September 2012, Management related parties have invested $12,500 into the Company, via a reduction of the Due to Related Party balance, in exchange for 2,100,000 shares of common stock and 5,000,000 shares of series B preferred stock since inception. In addition, management has loaned the Company $35,015 for ongoing expenses through February 28, 2014. While we are dependent upon interim funding provided by management to pay professional fees and expenses, we have no written finance agreement with management to provide any continued funding. As of February 28, 2014 the Company had current liabilities of $109,597, $92,515 of which is due to related parties. In particular, management has loaned the Company $35,015 and the Company’s securities counsel, Laura Anthony, the wife of our officer and director, is owed $57,500 for legal services in connection with general corporate work, the Company’s Registration Statement and preparation and filing of annual and quarterly reports. Although we believe management will continue to fund the Company on an as needed basis, we do not have a written agreement requiring such funding. In addition, future management funding, will more than likely be in the form of loans, for which the Company will be liable to pay back.

The principal stockholder/CEO provided, without cost to the Company, his services, valued at $1,800 per month which totaled $16,200 for the nine months ended February 28, 2014. The principal stockholder also provided, without cost to the Company, office space valued at $200 per month, which totaled $1,800 for the nine months ended February 28, 2014. The total of these expenses is reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

The Board of Directors of the Company has determined that the best course of action for the Company is to complete a business combination with an existing business. The Company has limited liquidity or capital resources. As of February 28, 2014, the Company had a cash balance of $0. In the event that the Company cannot complete a merger or acquisition and cannot obtain capital needs for ongoing expenses, including expenses related to maintaining compliance with the securities laws and filing requirements of the Securities Exchange Act of 1934, the Company could be forced to cease operations.

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

Not applicable.

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

Stark Beneficial, Inc.

By:	/s/ Michael Anthony
Name:	Michael Anthony
Title:	President/CEO and Director and Chief Accounting Officer

April 10, 2014

