Form 10-K
period 2014-05-31
Stark Beneficial, Inc.
filed 2014-09-11
CIK 1551454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: May 31, 2014

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 2,379,935 shares as of September 10, 2014.

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

The actions authorized under NRS 78.347 include:

- To settle the affairs, collect the outstanding debts, sell and convey the property, real and personal,

- To demand, sue for, collect, receive and take into his or their possession all the goods and chattels, rights and credits, moneys and effects, brands and tenements, books, papers, choses in action, bills, notes and property, of every description of the corporation,

- To institute suits at law or in equity for the recovery of any estate, property, damages or demands existing in favor of the corporation and,

- To exercise the rights and authority of a Board of Directors and Officers in accordance with state law, the articles and bylaws.

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

In addition, during the period from September 25, 2007 through May 31, 2014, Century Capital Partners loaned the Company $35,015. These funds are separate from and in addition to the $2,500 capital contribution previously made by Century Capital Partners. Stark Beneficial used these funds to pay the costs and expenses necessary to revive the Company’s business and implement the Company’s business plan. Such expenses include, without limitation, fees to redomicile the Company to the state of Delaware; payment of state filing fees; transfer agent fees; calling and holding a shareholder’s meeting; accounting and legal fees; and costs associated with preparing and filing a Registration Statement, etc.

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

Stark Beneficial has, and will continue to have, little or no capital with which to provide the owners of business opportunities with any significant cash or other assets. At year end May 31, 2013 and 2014 Stark Beneficial had a cash balance of $0 and $0, respectively. Management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with the acquisition of a business opportunity, including the costs of preparing Form 8K’s, 10K’s, 10Q’s and agreements and related reports and documents. The Securities Exchange Act of 1934 (the “’34 Act”), specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the ’34 Act. Stark Beneficial has not conducted market research and is not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

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

At present, our business activities are limited to seeking potential business opportunities. Due to our limited financial and personnel resources, there is only a limited basis upon which to evaluate our prospects for achieving our intended business objectives. We have only limited resources and have no operating income, revenues or cash flow from operations. Our management is providing us with funding, on an as needed basis, necessary for us to continue our corporate existence and our business objective to seek new business opportunities, as well as funding the costs, including professional accounting fees, of registering our securities under the Exchange Act and continuing to be a reporting company under the Exchange Act. We have no written agreement with our management to provide any interim financing for any period. In addition, we will not generate any revenues unless and until we enter into a new business. As of May 31, 2013 and 2014 we had cash of $0 and $0 respectively.

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

THERE IS NO ACTIVE MARKET FOR OUR COMMON STOCK AND ACCORDINGLY OUR STOCK IS ILLIQUID AND MAY REMAIN SO

Stark Beneficial’s common stock is quoted on the OTC Link OTCQB. There is not currently an active trading market in the Company’s shares nor do we believe that any active trading market has existed for the last 3 years. No active trading market for our securities may develop. The lack of an active trading market makes our stock illiquid to investors.

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

POTENTIAL RISKS OF AN ACQUISITION OR MERGER WITH A FOREIGN COMPANY

If we enter into a business combination, acquisition or merger with a foreign concern, we will be subject to risks inherent in business operations outside of the United States. These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders and cultural and language differences. Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, capital investment, resource self-sufficiency and balance of payments positions and in other respects.

STARK BENEFICIAL MAY REQUIRE ADDITIONAL FINANCING TO MAINTAIN ITS REPORTING REQUIREMENTS AND ADMINISTRATIVE EXPENSES

Stark Beneficial has no revenues and is dependent upon the willingness of management and management controlled entities to fund the costs associated with the reporting obligations under the Exchange Act, and other administrative costs associated with our corporate existence. For the years ended May 31, 2014 and 2013 Stark Beneficial had incurred a loss of $157,186 and $44,956, respectively. General and administrative expenses include accounting fees, reinstatement fees, and other professional fees. In addition, as of May 31, 2014 Stark Beneficial had current liabilities of $208,115. We may not generate any revenues unless and until the commencement of new business operations. We believe that management will continue to provide sufficient funds to pay accounting and professional fees and other expenses to fulfill our reporting obligations under the Exchange Act until we commence business operations. Through the date of this annual report on Form 10-K management related parties have made a capital investment of $12,500 and additional loans in the amount of $35,015 for ongoing expenses. In the event that our available funds from our management and affiliates prove to be insufficient, we will be required to seek additional financing. Our failure to secure additional financing could have a material adverse affect on our ability to pay the accounting and other fees in order to continue to fulfill our reporting obligations and pursue our business plan. We do not have any arrangements with any bank or financial institution to secure additional financing and such financing may not be available on terms acceptable and in our best interests. We do not have any written agreement with our affiliates to provide funds for our operating expenses.

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

RULE 145 RELATED RISKS

In the business combination context, Rule 145 has imposed on affiliates of either the acquirer or the target company restrictions on public resale of securities received in a business combination, even where the securities to be issued in the business combination were registered under the Securities Act. These restrictions were designed to prevent the rapid distribution of securities into the public markets after a registered business combination by those who were in a position to influence the business combination transaction. The 2008 adopted amendments to Rule 145 eliminate these restrictions in most circumstances.

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

Our Articles of Incorporation, as amended, authorize the issuance of 300,000,000 shares of common stock, par value $0.001. As of May 31, 2014, we have 2,379,935 shares issued and outstanding. We may be expected to issue additional shares in connection with our pursuit of new business opportunities and new business operations. To the extent that additional shares of common stock are issued, our shareholders would experience dilution of their respective ownership interests. If we issue shares of common stock in connection with our intent to pursue new business opportunities, a change in control of our Company may be expected to occur. The issuance of additional shares of common stock may adversely affect the market price of our common stock, in the event that an active trading market commences.

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

None.

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

The table below sets forth the high and low bid quotations for the Company’s Common Stock for each quarter of fiscal 2013 and fiscal 2014. The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. Moreover, the following quotations are based on publically available historical charts.

Closing Bids

	HIGH	LOW

Quarter end May 31, 2014	$.0011	$.0011
Quarter end February 29, 2014	$.0011	$.0011
Quarter end November 30, 2013	$.0011	$.0011
Quarter end August 31, 2013	$.0011	$.0011

Quarter end May 31, 2013	$.0011	$.0011
Quarter end February 28, 2013	$.0011	$.0011
Quarter end November 30, 2012	$.0011	$.0011
Quarter end August 31, 2012	$.0011	$.0011

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

As of May 31, 2014 there were approximately 310 shareholders of record of our common stock. This number does not include an indeterminate number of shareholders whose shares are held by brokers in street name.

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

Our current activities are related to seeking new business opportunities. We will use our limited personnel and financial resources in connection with such activities. It may be expected that pursuing a new business opportunity will involve the issuance of restricted shares of common stock. At May 31, 2014, we had $0 of cash assets and $208,115 of current liabilities. At May 31, 2013, we had $0 of cash assets and $79,679 of current liabilities.

We have had no revenues in the years ended May 31, 2014 or 2013. Our operating expenses for the year end May 31, 2014 were $63,231 and for the year end May 31, 2013 were $44,956 and for the year end comprised of mainly general and administrative expenses.

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

CONTINUING OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES

From October 2007 through September 2012, management related parties have invested $12,500 into the Company, via a reduction of the Due to Related Party balance, in exchange for 2,100,000 shares of common stock and 5,000,000 shares of series B preferred stock. In addition, management has loaned the Company $35,015 for ongoing expenses. While we are dependent upon interim funding provided by management to pay professional fees and expenses, we have no written finance agreement with management to provide any continued funding. As of May 31, 2014, the Company had current liabilities of $208,115 of which $96,455 is due to related parties and $92,515 is a premium on such debt. In particular, management has loaned the Company $35,015 and the Company’s securities counsel, Laura Anthony, the wife of our officer and director, is owed $2,500 for legal services in connection with general corporate work, the Company’s Registration Statement and preparation and filing of this annual report. Although we believe management will continue to fund the Company on an as needed basis, we do not have a written agreement requiring such funding. In addition, future management funding, will more than likely be in the form of loans, for which the Company will be liable to pay back.

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

The principal stockholder provided, without cost to the Company, his services, valued at $1,800 per month which totaled $21,600 for each of the years 2014 and 2013. The principal stockholder also provided, without cost to the Company, office space valued at $200 per month, which totaled $2,400 for each of the years ended May 31, 2014 and 2013. The total of these expenses was reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

The Board of Directors of the Company has determined that the best course of action for the Company is to complete a business combination with an existing business. The Company has limited liquidity or capital resources. As of May 31, 2014 and 2013, the Company had a cash balance of $0 and $0 respectively. In the event that the Company cannot complete a merger or acquisition and cannot obtain capital needs for ongoing expenses, including expenses related to maintaining compliance with the securities laws and filing requirements of the Securities Exchange Act of 1934, the Company could be forced to cease operations.

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

None.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of:

Stark Beneficial, Inc.

We have audited the accompanying balance sheets of Stark Beneficial, Inc. at May 31, 2014 and 2013, and the related statements of operations, changes in stockholders’ deficit and cash flows for each of the two years in the period ended May 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stark Beneficial, Inc. at May 31, 2014 and 2013 and the results of its operations and its cash flows for each of the two years in the period ended May 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company reported a net loss in 2014 of $157,186, and has a working capital deficit, stockholders’ deficit and deficit accumulated since quasi reorganization of $208,115, $208,115 and $340,615, respectively, at May 31, 2014, and through the date of this report has no revenues. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans as to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.
Boca Raton, Florida
September 11, 2014

Stark Beneficial, Inc.

Balance Sheets

	May 31,
	2014	2013

Assets
Current assets
Cash	$-	$-
Prepaid expenses	-	4,750
Total current assets	-	4,750

Total Assets	$-	$4,750

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable-trade	$14,145	$3,738
Accrued expenses	5,000	5,000
Convertible promissory notes - related parties, net of premium	185,030	-
Accrued interest - related parties	1,440	-
Due to related parties	2,500	70,941

Total current liabilities	208,115	79,679

Commitments and contingencies (Note 7)

Stockholders’ Deficit:
Preferred stock-20,000,000 authorized, $.001 par value, Series B Preferred Stock, 5,000,000 shares designated, issued & outstanding at May 31, 2014 and 2013, respectively (liquidation value $5,000,000)	5,000	5,000
Common stock-300,000,000 authorized, $.001 par value, 2,379,935 shares issued & outstanding at May 31, 2014 and 2013, respectively	2,380	2,380
Additional paid-in capital	125,120	101,120
Deficit accumulated since quasi reorganization	(340,615)	(183,429)
Total Stockholders’ Deficit	(208,115)	(74,929)

Total Liabilities & Stockholders’ Deficit	$-	$4,750

See accompanying notes to financial statements.

F-2

Stark Beneficial, Inc.

Statements of Operations

	Year Ended May 31,
	2014	2013

Revenue	$-	$-

Costs & Expenses:
General & administrative	63,231	44,956
Total Costs & Expenses	63,231	44,956

Loss from operations	(63,231)	(44,956)

Other Income (Expenses):
Interest expense	(93,955)	-

Net Loss	$(157,186)	$(44,956)

Net Los Per Share - Basic and Diluted	$(0.07)	$(0.02)

Weighted Average Shares Outstanding (Basic & Diluted)	2,379,935	2,379,935

See accompanying notes to financial statements.

Stark Beneficial, Inc.

Statement of Changes in Stockholders’ Deficit

For the Years Ended May 31, 2014 and 2013

	Preferred Stock		Common Stock		Additional Paid-In	Deficit Accumulated since Quasi	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Reorganization	Deficit

Balance at May 31, 2012	5,000,000	$5,000	2,379,935	$2,380	$77,120	$(138,473)	$(53,973)

Contributed capital - fair value of related party services and office space	-	-	-	-	24,000	-	24,000

Net loss, 2013	-	-	-	-	-	(44,956)	(44,956)

Balance at May 31, 2013	5,000,000	$5,000	2,379,935	$2,380	$101,120	$(183,429)	$(74,929)

Contributed capital - fair value of related party services and office space	-	-	-	-	24,000	-	24,000

Net loss, 2014	-	-	-	-	-	(157,186)	(157,186)

Balance at May 31, 2014	5,000,000	$5,000	2,379,935	$2,380	$125,120	$(340,615)	$(208,115)

See accompanying notes to financial statements.

Stark Beneficial, Inc.

Statements of Cash Flows

	Year Ended May 31,
	2014	2013

Cash flows from operating activities:
Net loss	$(157,186)	$(44,956)
Adjustments to reconcile net loss to net cash used in operating activities:
Fair value of services and office space provided by related parties	24,000	24,000
Amortization of put premium	92,515	-
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses	4,750	(4,750)
Increase (decrease) in due to related parties	24,075	19,150
Increase (decrease) in accounts payable	10,406	1,556
Increase (decrease) in accrued interest	1,440	-
Increase (decrease) in accrued expenses	-	5,000

Cash used in operating activities:	-	-

Net increase (decrease) in cash	-	-
Cash at beginning of year	-	-
Cash at end of year	$-	$-

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental Non-Cash Investing and Financing activities:
Conversion of due to related parties to convertible promissory notes- related parties	$92,515	$-

See accompanying notes to financial statements.

Stark Beneficial, Inc.

Notes to Financial Statements

May 31, 2014 and 2013

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

Cash and Cash Equivalents

For the purposes of the statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at May 31, 2014 and 2013.

Fair Value of Financial Instruments

The Company’s financial instruments, including accounts payable, accrued expenses and related party advances, are carried at historical cost basis. At May 31, 2014, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

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

May 31, 2014 and 2013

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

As of May 31, 2014, tax years 2014, 2013, 2012 and 2011 remain open for IRS audit. The Company has received no notice of audit or any notifications from the IRS for any of the open tax years.

Net Loss Per Share

Basic earnings per share is computed by dividing income available to common shareholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. Diluted earnings per share assume that any dilutive securities outstanding are converted. In periods of losses, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any other potential shares outstanding would be anti-dilutive. The Company did not have any anti-dilutive securities outstanding as of May 31, 2014 or 2013.

New Accounting Pronouncements

There are no new accounting pronouncements during the fiscal year ended May 31, 2014, that effect the financial position of the Company or the results of its’ operations. Any Accounting Standard Updates which are not effective until after May 31, 2014, are not expected to have a significant effect on the Company’s financial position or results of its’ operations.

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

2. Going Concern

As reflected in the accompanying financial statements for the fiscal year ended May 31, 2014, the Company had net losses and net cash used in operating of $157,186 and $0, respectively. Additionally, at May 31, 2014, the Company had a working capital deficit of $208,115, an accumulated deficit since quasi reorganization of $340,615 and a stockholders’ deficit of $208,115. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Stark Beneficial currently plans to satisfy its cash requirements for the next 12 months through borrowing from its officer and director or companies affiliated with its officer and director and believes it can satisfy its cash requirements so long as it is able to obtain financing from these affiliated entities.

Stark Beneficial, Inc.

Notes to Financial Statements

May 31, 2014 and 2013

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3. Convertible Promissory Notes - Related Party

On March 21, 2014 the Company issued a Convertible Promissory Note to Legal & Compliance, LLC to document the amount owed of $57,500 for legal services rendered through and including February 28, 2014 (the “L&C Note”). The L&C Note carries interest at the rate of 8% per annum and may be converted by the Holder, in whole or in part, at any time prior to being paid in full, at a conversion price of 50% of the average volume weighted average price of the Company’s common stock over the seven (7) trading days prior to the conversion date. (See Note 5)

On March 21, 2014 the Company issued a Convertible Promissory Note to Veidt Research, LLC to document the amount owed of $35,015 for funds advanced to the Company through and including February 28, 2014 (the “Veidt Note”). The Veidt Note carries interest at the rate of 8% per annum and may be converted by the Holder, in whole or in part, at any time prior to being paid in full, at a conversion price of 50% of the average volume weighted average price of the Company’s common stock over the seven (7) trading days prior to the conversion date. (See Note 5)

The above notes were recorded as stock settled debt with an aggregate premium recognized immediately as interest expense of $92,515.

Convertible promissory notes were as follows:

	May 31, 2014	May 31, 2013
Convertible promissory notes	$92,515	$-
Premium	92,515	-
Total	$185,030	$-

4. Stockholders’ Equity (Deficit)

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

5. Related Party Transactions

Due to Related Parties: Amounts due to related parties consist of corporate reinstatement expenses and obligations paid or assumed by affiliates prior to the establishment of a bank account. Such items totaled $0 and $30,941 at May 31, 2014 and 2013, respectively. During 2014, this liability was documented in the form of a convertible promissory note (See note 3). During 2014 and 2013, legal service fees of $20,000 and $10,000 respectively, for each fiscal year were billed to the company by our CEO’s spouse through Legal & Compliance, LLC. During 2014, a portion of this liability was documented in the form of a convertible promissory note (See note 3). Accrued legal fees of $2,500 were unpaid at May 31, 2014.

Stark Beneficial, Inc.

Notes to Financial Statements

May 31, 2014 and 2013

Fair value of services and office space: The principal stockholder and CEO provided, without cost to the Company, his services, valued at $1,800 per month which totaled $21,600 in each fiscal 2014 and 2013. The principal stockholder also provided, without cost to the Company, office space valued at $200 per month, which totaled $2,400 in each fiscal year 2014 and 2013. The total of these expenses of $24,000 for each fiscal year ended May 31, 2014 and 2013 is reflected in the statement of operations as general and administrative expenses with a corresponding contribution to additional paid-in capital.

6. Income Taxes

For the years ended May 31, 2014 and 2013 there was no provision for income taxes due to net taxable losses.

As of May 31, 2014, the Company has net operating loss carry forwards of $220,616. The carry forwards expire in years through 2034. The Company’s net operating loss carry forwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code.

The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes, (computed by applying the United States Federal tax rate of 34% to loss before taxes), as follows:

	Fiscal Year Ended May 31, 2014	Fiscal Year Ended May 31, 2013

Tax expense (benefit) at the statutory rate	$(53,443)	$(15,285)
State income taxes, net of federal income tax benefit	(4,835)	(761)
Contributed services	7,344	7,344
Contributed office space	816	816
Change in valuation allowance	50,118	7,886
Total	$-	$-

The tax effects of the temporary differences between reportable financial statement net income (loss) and taxable income (loss) are recognized as deferred tax assets and liabilities.

The tax effect of significant components of the Company’s deferred tax assets and liabilities at May 31, 2014 and 2013, are as follows:

	May 31,
	2014	2013
Deferred tax assets:
Net operating loss carry forward	$83,018	$32,900

Total gross deferred tax assets	83,018	32,900
Less: Deferred tax asset valuation allowance	(83,018)	(32,900)
Total net deferred tax assets	$-	$-

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

Because of the historical earnings history of the Company, the net deferred tax assets for 2014 and 2013 were fully offset by a 100% valuation allowance.

7. Commitments and Contingencies

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of May 31, 2014 there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

Item 9. Changes in and Disagreements with Accountants.

In its two most recent fiscal years or any later interim period, the Company has had no disagreements with its independent accountants.

Item 9A. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

It is the responsibility of the chief executive officer and chief financial officer of Stark Beneficial, Inc. to establish and maintain a system for internal controls over financial reporting such that Stark Beneficial, Inc. properly reports and files all matters required to be disclosed by the Securities Exchange Act of 1934 (the “Exchange Act”). Michael Anthony is the Company’s chief executive officer and chief financial officer. The Company’s system is designed so that information is retained by the Company and relayed to counsel as and when it becomes available. As the Company is a shell company with no or nominal business operations, Mr. Anthony immediately becomes aware of matters that would require disclosure under the Exchange Act. After conducting an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of May 31, 2014, he has concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by it in its reports filed or submitted under the Exchange Act is recorded, processed summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”).

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of May 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, management concluded that, as of May 31, 2014, the Company’s internal control over financial reporting is effective based on those criteria.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the name, age and position held with respect to our present directors and executive officers:

Name	Age	Position	Executive Officer And Director Since

Michael Anthony	48	Chief Executive Officer, President, Secretary, Treasurer, Director	September 24, 2007

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

Mr. Anthony, age 48, has been an officer and director of the Company since November 14, 2007. Mr. Anthony is the sole officer and director of Corporate Services International, Inc. and is the sole member of Century Capital Partners, LLC. Mr. Anthony utilizes both entities to conduct business affairs, including, but not limited to, making capital investments in corporate entities such as Stark Beneficial and offering consulting services and advice to corporate entities. Mr. Anthony is a promoter of Stark Beneficial as that term is defined by Rule 405 of Regulation C.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the registrant’s officers and directors, and persons who own more than 10% of a registered class of the registrant’s equity securities, to file reports of ownership and changes in ownership of equity securities of the Registrant with the Securities and Exchange Commission. Officers, directors and greater-than 10% shareholders are required by the Securities and Exchange Commission regulation to furnish the registrant with copies of all Section 16(a) forms that they file. Based solely on a review of Forms 3 and 4 and amendments thereto filed with the Commission during the fiscal year end May 31, 2014, all Section 16(a) forms were filed.

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

Item 11. Executive Compensation

No executive compensation was paid during the fiscal years ended May 31, 2014 or 2013 by Stark Beneficial. Stark Beneficial has no employment agreement with any of its officers and directors.

The following tables show, as to the named executive officers, certain information concerning stock options:

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	Non- Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Michael Anthony, Pres. and Chairman	2014 and 2013	-	-	-	-	-	-	-	-

OUTSTANDING EQUITY AWARDS AT May 31, 2014 AND 2013

OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)

Michael Anthony	-	-	-	-	-	-	-	-	-

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

The company has made no Long Term Compensation payouts (LTIP or other).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of May 31, 2014 the number and percentage of outstanding shares of common and preferred stock which, according to the information supplied to the Company, were beneficially owned by (i) each current director of the Company, (ii) each current executive officer of the Company, (iii) all current directors and executive officers of the Company as a group, and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the Company’s outstanding common stock. Except as otherwise indicated, the persons named in the table below have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws (where applicable).

Owner	Common Shares	Percentage (1)	Preferred Shares (3)	Percentage (2)
Michael Anthony(2)	2,100,000	88%	5,000,000	100%
Officers and directors as a group (1 persons)	2,100,000	88%	5,000,000	100%

5% shareholders:

None

(1)	Based on 2,379,935 shares of common stock outstanding as of May 31, 2014.

(2)	Common shares and Preferred Shares are held by Corporate Services International of which Mr. Anthony is the sole member. Mr. Anthony is a promoter as defined in Rule 405 of Regulation C.

(3)	Series B Preferred Stock is held by Corporate Services International, Inc. of which Mr. Anthony is the sole shareholder, officer and director. The Series B Preferred Stock entitles the holder thereof to 10 votes per share on all matters submitted to a vote of shareholders; is convertible into 10 shares of common stock per one share of Series B Preferred Stock; has equal dividend rights with the common stock; and has a $1.00 per share liquidation preference.

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

Michael Anthony is a promoter as that term is defined by Rule 405 of Regulation C. Mr. Anthony does not have any agreements with the Company to receive directly or indirectly, anything of value in the future. Mr. Anthony, through Century Capital Partners, LLC has invested $12,500 into the Company via a reduction in the Due to Related Party account, in exchange for 2,100,000 shares of common stock. In addition, Mr. Anthony, through Corporate Services International has invested $10,000 into the Company via a reduction in the Due to Related Party account in exchange for 5,000,000 shares of Series B Preferred Stock. In addition, he has, through related entities, loaned the Company $35,015 for ongoing expenses. Mr. Anthony hopes that in conjunction with a merger or acquisition of the Company, he will recoup these funds. In addition, Mr. Anthony hopes that he will make a profit on the sale of his stock at some point in the future, although he has no arrangement or agreements, either directly or indirectly, in that regard.

Laura Anthony, Esquire is corporate and securities counsel to the Company. Ms. Anthony’s legal fees for the fiscal years ending May 2010 through 2014 totaled $60,000. As indicated in the prior paragraph, management related parties, and in particular, Century Capital Partners, LLC., has loaned the Company $35,015 through May 31, 2014 for the payment of ongoing expenses.

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

Item 14. Principal Accounting Fees and Services.

The following table sets forth the fees billed by our independent registered public accounting firm for each of our last two fiscal years for the categories of services indicated. Salberg & Company, P.A. audited our fiscal year ended May 31, 2014 and May 31, 2013 financial statements.

	Fiscal Years Ended May 31,
	2014	2013
Category

Audit Fees	$8,600	$8,100
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$8,600	$8,100

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

September 11, 2014

