Form 10-Q
period 2014-08-31
Stark Beneficial, Inc.
filed 2014-10-16
CIK 1551454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: AUGUST 31, 2014

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

STARK BENEFICIAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	27-5213322
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

330 Clematis Street, Suite 217, West Palm Beach, FL	33401
(Address of principal executive offices)	(Zip Code)

(800) 341-2684

(Registrant’s telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [X] NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [X] NO [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,379,935 common shares issued and outstanding as of October 15, 2014.

Stark Beneficial, Inc.

FORM 10-Q

INDEX

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Stark Beneficial, Inc.

Balance Sheets

	August 31, 2014	May 31, 2014
	(Unaudited)
Assets

Current Assets:
Cash	$-	$-
Prepaid expenses	-	-

Total Current Assets	-	-

Total Assets	$-	$-

Liabilities and Stockholders’ Deficit

Current Liabilities:
Accounts payable	$5,739	$14,145
Accrued expenses	5,000	5,000
Convertible promissory notes - related parties, net of premium	185,030	185,030
Accrued interest - related parties	3,305	1,440
Due to related parties	13,781	2,500

Total Current Liabilities	212,855	208,115

Commitments and Contingencies (Note 6)

Stockholders’ Deficit:
Preferred stock, $0.001 par value; 20,000,000 shares authorized; Series B Preferred Stock, 5,000,000 shares designated, issued & outstanding at August 31, 2014 and May 31, 2014, respectively (liquidation value $5,000,000)	5,000	5,000
Common stock, $0.001 par value; 300,000,000 shares authorized, 2,379,935 and 2,379,935 shares issued and outstanding at August 31, 2014 and May 31, 2014, respectively	2,380	2,380
Additional paid-in capital	131,120	125,120
Deficit accumulated since quasi reorganization	(351,355)	(340,615)

Total Stockholders’ Deficit	(212,855)	(208,115)

Total Liabilities and Stockholders’ Deficit	$-	$-

See unaudited condensed notes to unaudited interim financial statements.

Stark Beneficial, Inc.

Statements of Operations

(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	August 31, 2014	August 31, 2013
	(Unaudited)	(Unaudited)
Revenues	$-	$-

Costs and Expenses:
General and administrative	8,875	20,074

Total Costs and Expenses	8,875	20,074

Loss from operations	(8,875)	(20,074)

Other expenses:
Interest Expense	(1,865)	-

Net Loss	$(10,740)	$(20,074)

Net Loss Per Common Share:
Basic and Diluted	$-	$(0.01)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	2,379,935	2,379,935

See unaudited condensed notes to unaudited interim financial statements.

Stark Beneficial, Inc.

Statements of Cash Flows

(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	August 31, 2014	August 31, 2013
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net loss	$(10,740)	$(20,074)
Adjustments to reconcile net loss to net cash used in operating activities:
Fair value of services and office space provided by related parties	6,000	6,000
Changes in operating assets and liabilities:
Prepaid expenses	-	4,750
Accounts payable	375	5,901
Accrued interest - related parties	1,865	-
Due to related parties	2,500	3,423

Net Cash Used in Operating Activities	-	-

Net increase in cash	-	-

Cash, beginning of period	-	-

Cash, end of period	$-	$-

Cash Paid for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental Non-Cash Investing and Financing activities
Payment of accounts payable by related party	$8,780	$-

See unaudited condensed notes to unaudited interim financial statements.

STARK BENEFICIAL, INC.

CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED AUGUST 31, 2014

(UNAUDITED)

Note 1. Nature of Operations, Basis of Presentation and Summary of Significant Accounting Policies

Organization and Nature of Operations

Effective December 31, 2007, Stark Beneficial, Inc. (the “Company,” “we,” “us,” or “our”) approved and authorized a plan of quasi reorganization and restatement of accounts to eliminate the accumulated deficit and related capital accounts on the Company’s balance sheet. The Company concluded its period of reorganization after reaching a settlement agreement with all of its significant creditors. The Company, as approved by its Board of Directors, elected to state its May 31, 2008, balance sheet as a “quasi reorganization”, pursuant to ASC 852. These rules require the revaluation of all assets and liabilities to their current values through a current charge to earnings and the elimination of any deficit in retained earnings by charging paid-in capital. From June 1, 2008 forward, the Company has recorded net income (and net losses) to deficit accumulated since quasi reorganization.

Our current activities are related to seeking new business opportunities. We will use our limited personnel and financial resources in connection with such activities. It may be expected that pursuing a new business opportunity will involve the issuance of restricted shares of common stock.

Basis of Presentation

The interim unaudited financial statements presented herein have been prepared by us in accordance with the accounting policies described in our May 31, 2014 audited financial statements included in Form 10-K. Certain information and disclosures normally included in the notes to the annual financial statements have been condensed or omitted from these interim financial statements and therefore, should be read in conjunction with the financial statements and notes for the fiscal year ended May 31, 2014. The May 31, 2014 balance sheet is derived from those statements.

In the opinion of management, the information furnished in these interim financial statements reflect all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three month period ended August 31, 2014 and 2013. All such adjustments are of a normal recurring nature. The financial statements do not include some information and notes necessary to conform with annual reporting requirements. The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or for any future period.

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

STARK BENEFICIAL, INC.

CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED AUGUST 31, 2014

(UNAUDITED)

Fair Value of Financial Instruments

The Company’s financial instruments, including accounts payable, accrued expenses and related party advances, are carried at historical cost basis. At August 31, 2014, the carrying amounts of these instruments approximated their fair values because of the short-term nature of these instruments.

Net Loss Per Share

Basic earnings per share is computed by dividing income available to common shareholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. Diluted earnings per share assume that any dilutive securities outstanding are converted. In periods of losses, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any other potential shares outstanding would be anti-dilutive. The Company has convertible debt where the number of shares issuable upon conversion are variable and anti-dilutive to the company on upon conversion and totalled 168,209,091 at August 31, 2014.

New Accounting Pronouncements

There are no new accounting pronouncements during the three month period ended August 31, 2014, that effect the financial position of the Company or the results of its’ operations. Any Accounting Standard Updates which are not effective until after August 31, 2014, are not expected to have a significant effect on the Company’s financial position or results of its’ operations.

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

Note 2. Going Concern

As reflected in the accompanying unaudited financial statements for the three months ended August 31, 2014, the Company had net losses and net cash used in operations of $10,740 and $0, respectively. Additionally, at August 31, 2014, the Company had a working capital deficit of $212,855, a deficit accumulated since quasi reorganization of $351,355 and a stockholders’ deficit of $212,855. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 3. Stockholders’ Deficit

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

FOR THE THREE MONTHS ENDED AUGUST 31, 2014

(UNAUDITED)

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

Note 4. Related Party Transactions

Due to Related Parties: Amounts due to related parties consist of corporate expenses and obligations paid or assumed by affiliates prior to the establishment of a bank account. Such items totaled $8,781 at August 31, 2014. During the three months ended August 31, 2014, legal service fees of $2,500 were billed to the Company by our CEO’s spouse through Legal & Compliance, LLC. Accrued legal fees of $5,000 were unpaid at August 31, 2014.

Fair value of services and office space: The principal stockholder and CEO provided, without cost to the Company, his services, valued at $1,800 per month which totaled $5,400 for the three months ended August 31, 2014. The principal stockholder also provided, without cost to the Company, office space valued at $200 per month, which totaled $600 for the three months ended August 31, 2014. The total of these expenses of $6,000 for the three months ended August 31, 2014 is reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

Issuance of Convertible Promissory Notes to Related Parties: On March 21, 2014, we issued two convertible promissory notes, one to Legal & Compliance, LLC (“L&C”) in the amount of $57,500 for legal services rendered to us through February 28, 2014, and one to Veidt Research, LLC (“Veidt”) in the amount of $35,015 for funds advanced to us through February 28, 2014. Our CEO’s spouse is the sole equity owner of Legal & Compliance, LLC. Our CEO is the sole equity owner of Veidt Research, LLC. See Note 5 – Convertible Notes Payable.

Note 5. Convertible Notes Payable

On March 21, 2014 we issued a convertible promissory note to L&C to document the amount owed of $57,500 for legal services rendered through and including February 28, 2014 (the “L&C Note”). The L&C Note carries interest at the rate of 8% per annum and may be converted by the L&C, in whole or in part, at any time prior to being paid in full, at a conversion price of 50% of the average volume weighted average price of our common stock over the seven (7) trading days prior to the conversion date. Accrued interest totaled $2,054 at August 31, 2014.

On March 21, 2014 we issued a convertible promissory note to Veidt to document the amount owed of $35,015 for funds advanced to the Company through and including February 28, 2014 (the “Veidt Note”). The Veidt Note carries interest at the rate of 8% per annum and may be converted by the Veidt, in whole or in part, at any time prior to being paid in full, at a conversion price of 50% of the average volume weighted average price of the our common stock over the seven (7) trading days prior to the conversion date. Accrued interest totaled $1,251 at August 31, 2014.

The L&C Note and Veidt Note were recorded as stock settled debt with an aggregate premium recognized immediately in fiscal 2014 as interest expense of $92,515.

Note 6. Commitments and Contingencies

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of August 31, 2014 there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

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

Results of Operations

Our current activities are related to seeking new business opportunities. We will use our limited personnel and financial resources in connection with such activities. It may be expected that pursuing a new business opportunity will involve the issuance of restricted shares of common stock. At August 31, 2014, we had $0 of assets and $212,855 of current liabilities, $202,116, of which was due to related parties.

We have had no revenues during the three months ended August 31, 2014 or 2013. Our operating expenses for the three months ended August 31, 2014 were $8,875 and for the three months ended August 31, 2013 were $20,074. Operating expenses included in general and administrative expenses during the three months ended August 31, 2014 consists of $600 in rent contributed by our CEO, $2,500 in legal services by a related party, $5,400 in contributed services by our CEO, and $375 in professional fees. Additionally, for the three months ended August 31, 2014, we incurred interest expense – related party of $1,865.

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

Continuing Operations, Liquidity and Capital Resources

From October 2007 through September 2012, Management related parties have invested $12,500 into the Company, via a reduction of the Due to Related Party balance, in exchange for 2,100,000 shares of common stock and 5,000,000 shares of series B preferred stock since inception. In addition, management has loaned the Company $35,015 for ongoing expenses through February 28, 2014. While we are dependent upon interim funding provided by management to pay professional fees and expenses, we have no written finance agreement with management to provide any continued funding. As of August 31, 2014 the Company had current liabilities of $212,854, $202,116 of which is due to related parties. Although we believe management will continue to fund the Company on an as needed basis, we do not have a written agreement requiring such funding. In addition, future management funding, will more than likely be in the form of loans, for which the Company will be liable to pay back.

The principal stockholder/CEO provided, without cost to the Company, his services, valued at $1,800 per month which totaled $5,400 for the three months ended August 31, 2014. The principal stockholder also provided, without cost to the Company, office space valued at $200 per month, which totaled $600 for the three months ended August 31, 2014. The total of these expenses is reflected in the statement of operations as general and administrative expenses with a corresponding contribution of paid-in capital.

The Board of Directors of the Company has determined that the best course of action for the Company is to complete a business combination with an existing business. The Company has limited liquidity or capital resources. As of August 31, 2014, the Company had a cash balance of $0. In the event that the Company cannot complete a merger or acquisition and cannot obtain capital needs for ongoing expenses, including expenses related to maintaining compliance with the securities laws and filing requirements of the Securities Exchange Act of 1934, the Company could be forced to cease operations.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit	Description

31.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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
Date: October 16, 2014
	By:	/s/ Michael Anthony
	Name:	Michael Anthony
	Title:	President/CEO and Director and Chief Accounting Officer

