Form 10-Q
period 2015-03-31
China Greenstar Corporation.
filed 2015-05-20
CIK 1551454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2015

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

B121, B Zone, 4th Floor, Nanhai Road, Nanshan District, Shenzhen, China

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

As of May 15, 2015, there were 102,379,935 shares of common stock outstanding.

CHINA GREENSTAR CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Interim Financial Statements

CHINA GREENSTAR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in US$, except shares and per share data)

	March 31, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash in bank	$11,258	$108,692
Advances to director	66,114	-
Prepaid and other current assets	814	685
Total current assets	$78,186	$109,377
Liabilities and Stockholders’ Equity
Liabilities
Accounts Payable	$1,945	$1,921
Accrued expenses	75,786	53,944
Total current liabilities	77,731	55,865
Stockholders’ equity:
Common stock ($0.001 par value, issued and outstanding shares of 102,379,935 and 102,379,935 at March 31, 2015 and December 31, 2014)	102,380	102,380
Additional paid-in capital	280,468	280,468
Accumulated deficit	(381,589)	(329,377)
Accumulated other comprehensive income (loss)	(804)	41
Total stockholders’ equity	455	53,512
Total liabilities and stockholders’ equity	$78,186	$109,377

See notes to the condensed consolidated financial statements.

CHINA GREENSTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(Amounts in US$, except shares and per share data)

	Three months ended March 31,
	2015	2014
Revenues	$-	$-
Cost of sales	-	-
Gross profit	$-	$-
Operating expenses
General and administrative expenses	(52,212)	(19)
Income tax expense	-	-
Net loss	(52,212)	(19)
Other comprehensive loss	-	-
Foreign currency translation gain (loss)	(845)	-
Comprehensive loss	$(53,057)	$(19)
Loss per share
Basic and diluted	$(0.00)	(0.00)
Weighted average number of common shares outstanding
Basic and diluted	102,379,935	102,100,000

See notes to the condensed consolidated financial statements.

CHINA GREENSTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Amounts in US$, except shares and per share data)

	Three months ended March 31,
	2015	2014

Net cash used in operating activities	$(96,394)	$(19)
Cash flows from financing activities
Additional capital contribution	-	1,290
Net cash provided by financing activities	-	1,290
Effect of exchange rate fluctuation on cash	(1,040)	(1)
Net increase in cash	(97,434)	1,270
Cash at beginning of the period	108,692	-
Cash at end of the period	$11,258	$1,270
Supplement disclosure of cash flow information:
Interest expense paid	$-	$-
Income taxes paid	$-	$-

See notes to the condensed consolidated financial statements.

CHINA GREENSTAR CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Amounts in US$, except shares and per share data)

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

On December 15, 2014 (the “Closing Date”), Stark, entered into a Share Exchange Agreement (the “Exchange Agreement”), with (i) Greenstar Holdings, (ii) Greenstar Holdings shareholders, Forever Prosperous Holdings (China) Limited, a British Virgin Islands company (“Forever Prosperous”), Pride Sun Limited, a British Virgin Islands company (“Pride Sun”) and New Empire Ventures Limited, a British Virgin Islands company, (collectively, “Greenstar Holdings Shareholders”) who together own shares constituting 100% of the issued and outstanding ordinary shares of Greenstar Holdings (“Greenstar Holdings Shares”) and (iii) Michael Anthony, the principal stockholder of Stark (the “Stark Shareholder”). Pursuant to the terms of the Exchange Agreement, Greenstar Holdings Shareholders transferred all of the shares of Greenstar Holdings in exchange for the issuance of 102,100,000 shares of Stark’s common stock (the “Share Exchange’). Immediately prior to the Share Exchange, the original shares (2,100,000 of common stock and 5,000,000 preferred stock) were repurchased and cancelled (the “Cancelled Shares”), reducing Stark’s issued and outstanding shares to 279,935 shares of common stock. As a result of the cancellation of the Cancelled Shares and the Share Exchange, Stark had 102,379,935 shares of common stock issued and outstanding following the Share Exchange. Stark changed its name to China Greenstar Corporation on January 6, 2015. The Company, Greenstar Holdings, Greenstar HK and its subsidiary are collectively referred to as the “Group.”

The Group is currently engaged in distributing and reselling a fuel additive and cleaner called “Greencare Product” in People’s Republic of China (“PRC”) through Greenstar Technology. The Greencare Product is added to gasoline in order to improve fuel quality by suppressing or cleaning sediments in the fuel. The Greencare Product improves overall engine performance, maximizes fuel-burning efficiency, enhances the power of an engine and provides for cleaner emissions. The Group purchases fuel additive from a third party in the PRC and has the third party package it, and then resells it to customers. The Group is not directly involved in the production or manufacturing of fuel additives and cleaners.

2.	Going concern

The condensed consolidated financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business. The Group had recurring consolidated losses of $52,212 for the three months ended March 31, 2015, working capital of $455 as of March 31, 2015 and $53,512 as of December 31, 2014, and has an accumulated deficit of $381,589 as of March 31, 2015 and $329,377 as of December 31, 2014. These conditions raise substantial doubt about the ability of the Group to continue as a going concern. The financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should the Group not continue as a going concern.

In view of these matters, continuation as a going concern is dependent upon continued operations of the Group, which in turn is dependent upon the Group’s ability to meet its financial requirements, raise additional capital, and the success of its future operations. The Group intends to raise additional capital through its controlling shareholder, however, no assurance can be provided that the Group will able to do so. In addition, there is no assurance that any capital it raises will be sufficient to enable the Group to attain profitable operations or continue as a going concern.

3.	Summary of significant accounting policies

(a)	Basis of presentation

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial reporting. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly state the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto, included in the Company’s 2014 Annual Report filed with the SEC on April 15, 2015. The interim results of operations are not necessarily indicative of the results to be expected for the full fiscal year or any future periods.

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

The exchange rates applied are as follows:

	Three months ended March 31, 2015	Three months ended March 31, 2014
Period end RMB exchange rate	6.1091	6.1619
Average RMB exchange rate	6.1358	6.1158

Period end HK$ exchange rate	7.7542	7.7570
Average HK$ exchange rate	7.7553	7.7590

No representation is made that the HK$ and RMB amounts could have been, or could be, converted into U.S. dollars at the rates used in translation.

(d)	Use of estimates

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

Cash and cash equivalents represent cash on hand and deposits held in banks. The Group considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. As of March 31, 2015 and December 31, 2014, the Company’s cash and cash equivalents comprised of $11,258 and $108,692, respectively. The Group’s cash deposits are held in financial institutions located in PRC and Hong Kong where there is currently regulation mandated on obligatory insurance of bank accounts. The Company believes this financial institution is of high credit quality.

(f)	Revenue recognition

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

(g)	Income taxes

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

The Group recognizes interest on non-payment of income taxes under requirement by tax law and penalties associated with tax positions when a tax position does not meet the minimum statutory threshold to avoid payment of penalties. According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or the withholding agent. The statute of limitations is extended to five years under special circumstances, where the underpayment of taxes is more than RMB 100,000. The tax return of the Company’s PRC subsidiary is subject to examination by the relevant tax authorities. The Group did not have any material interest or penalties associated with tax positions and did not have any significant unrecognized uncertain tax positions as of March 31, 2015 and December 31, 2014, respectively.

(h)	Loss per share

Basic loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the three months ended March 31, 2015 and 2014. Diluted loss per share was the same as basic loss per share due to the lack of dilutive items and the fact that Company is in net loss position.

(i)	Recently issued accounting pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that are adopted by the Group as of the specified effective date.

As of May 20, 2015, the FASB has issued ASU No. 2015-01 Income Statement-Extraordinary and Unusual Items through ASU 2015-08 Business Combination, which the Group does not believe would have a material effect on the consolidated financial position, statements of operations and cash flows upon adoption.

4.	Taxation

Income Tax

(i) United States of America: The Company is incorporated in the State of Delaware and does not conduct any substantial operations of its own. No provision for profits tax have been made in the financial statements as the Company has no assessable profits for the three months ended March 31, 2015 and 2014, respectively.

(ii) BVI: Greenstar Holdings is incorporated in the BVI. Under the current law of the BVI, Greenstar Holdings is not subject to tax on income or capital gains. Additionally, upon payments of dividends by Greenstar Holdings to its shareholders, no BVI withholding tax will be imposed.

(iii) Hong Kong: Greenstar HK was incorporated in Hong Kong and does not conduct any substantial operations of its own. No provision for Hong Kong profits tax have been made in the financial statements as Greenstar HK has no assessable profits for the three months ended March 31, 2015 and 2014, respectively.

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

As of March 31, 2015, the Group had not recorded any withholding tax as since the PRC subsidiary is in net loss position.

The following table is the Group’s deferred tax assets:

	March 31, 2015	December 31, 2014
	(Unaudited)
Tax loss carry forward	$10,449	$-
Less: valuation allowance	(10,449)	-
Deferred tax assets	$-	$-

The following table reconciles the Group’s effective tax for the periods presented:

	Three months ended March 31, 2015	Three months ended March 31, 2014

Expected enterprise income tax benefit (expense) at statutory tax rate	$(13,053)	$(5)
Expenses non-deductible for tax purpose	2,604	5
Changes in valuation allowance	10,449
Effective enterprise income tax benefit (expense)	$-	$-

Non-deductible expenses in the three months ended March 31, 2015 were mainly the legal and professional fees in connection with the incorporation of the Company and its subsidiaries, as well as filings made with the SEC. The expenses were paid by the controlling shareholder with no appropriate document for tax deduction.

5.	Advance to director

As of March 31, 2015, the advance balance to the Company’s Chief Executive Officer Mr. Huangchen Chen for the Company’s operation was $66,114, which has been fully repaid in April 2015.

6.	Subsequent event

The Company has evaluated subsequent events through the issuance of the condensed consolidated financial statements and does not identified events with material financial impact on the Group’s financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the related notes included elsewhere in this Form 10-Q and the audited consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2014 (the “Annual Report”).

This report contains forward-looking statements that involve substantial risks and uncertainties. All statements other than historical facts contained in this report, including statements regarding our future financial position, results of operations, cash flows, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “anticipates,” “believes,” “expects,” “plans,” “intends,” “seeks,” “estimates,” “projects,” “predicts,” “could,” “should,” “would,” “will,” “may,” “might,” and similar expressions, or the negative of such expressions, are intended to identify forward-looking statements. Such statements reflect management’s current views with respect to future events and financial performance and involve risks and uncertainties. Actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated should one or more of these risks or uncertainties occur or if any of the risks or uncertainties described elsewhere in this report or in the “Risk Factors” section of our Annual Report occur. Consequently, all of the forward-looking statements made in this filing are qualified by these cautionary statements and there can be no assurance of the actual results or developments. Except as may be required by law, we undertake no obligation to update any forward-looking statement to reflect events after the date of this Form 10-Q.

Operations

We are in a preliminary startup stage and generate little income. We have incurred recurring losses to date. We resell a fuel additive whose aim is to reduce emissions of carbon dioxide and save energy in relation to a vehicle’s output. We anticipate this activity will make up a large component of our business going forward.

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

Foreign currency translation

The functional currency of the Company is United States dollars (“US$”), and the functional currency of our Hong Kong subsidiary is Hong Kong dollars (“HK$”). The functional currency of our WFOE is the Renminbi. The PRC is the primary economic environment in which we operate.

For financial reporting purposes, the financial statements of our WFOE, which are prepared using the Renminbi, are translated into our reporting currency, the US$. Assets and liabilities are translated using the exchange rate at each balance sheet date. Revenue and expenses are translated using average rates prevailing during each reporting period, and shareholders’ equity is translated at historical exchange rates. Adjustments resulting from the translation are recorded as a separate component of accumulated other comprehensive income/loss in shareholders’ equity.

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transactions. The resulting exchange differences are included in the determination of net loss of the consolidated financial statements for the respective periods.

Revenue recognition

We recognize revenue from sales of various goods when all of the following criteria exist: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) price to the buyer is fixed or determinable; and (4) collectability is reasonably assured.

Delivery does not occur until goods have been shipped to the customers, risk of loss has been transferred to the customers and customers’ acceptance has been obtained, or we have objective evidence that the criteria specified in customers’ acceptance provisions have been satisfied. The sales price is not considered to be fixed or determinable until all contingencies related to the sale have been resolved. Certain credit terms and limits were granted to customers with low risk of collectability based on the Group’s credit assessment. No material collectability problem has occurred. Revenue is recognized when delivery occurs and collectability is reasonably assured.

In the PRC, value added tax (the “VAT”) of generally 17% on invoice amount is collected in respect of the sales of goods against the customers on behalf of tax authorities. The VAT collected is not revenue; instead, the amount is recorded as a liability on the balance sheet until such VAT is paid to the authorities.

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

We recognizes interest on non-payment of income taxes under requirement by tax law and penalties associated with tax positions when a tax position does not meet the minimum statutory threshold to avoid payment of penalties. According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or the withholding agent. The statute of limitations is extended to five years under special circumstances, where the underpayment of taxes is more than RMB 100,000. The tax return of our PRC subsidiary is subject to examination by the relevant tax authorities. We did not have any material interest or penalties associated with tax positions and did not have any significant unrecognized uncertain tax positions as of March 31, 2015 and December 31, 2014, respectively.

Loss per share

Basic loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the three months ended March 31, 2015 and 2014. Diluted loss per share was the same as basic loss per share due to the lack of dilutive items and the fact that Company is in net loss position.

Recently Issued Accounting Standards

As of May 20, 2015, the FASB has issued ASU No. 2015-01 Income Statement-Extraordinary and Unusual Items through ASU 2015-08 Business Combination, which the Group does not believe would have a material effect on the consolidated financial position, statements of operations and cash flows upon adoption.

Results of Operation

We are in a preliminary startup stage and generate little income. We have incurred recurring losses to date. Our general and administrative expenses were primarily related to legal and professional fees in connection with the incorporation of the Company and its subsidiaries, as well as filings made with the Securities and Exchange Commission (“SEC”). Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to obtain financing from shareholders or raise additional capital through, among other things, the sale of equity or debt securities.

General and Administrative Expenses

The following table sets forth the main components of the Company’s general and administrative expenses for the period from January 1 to March 31, 2015.

	Amount	% of Total
Legal and professional fees	$49,611	95.0%
Office expense	2,330	4.5%
Others	271	0.5%
Total G&A	$52,212	100.0%

Liquidity and Capital Resources

The consolidated financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business. We had recurring consolidated losses of $52,212 for the three months ended March 31, 2015, working capital of $455 as of March 31, 2015 and $53,512 as of December 31, 2014, and have an accumulated deficit of $381,589 as of March 31, 2015 and $329,377 as of December 31, 2014. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we not continue as a going concern.

In view of these matters, continuation as a going concern is dependent upon our continued operations, which in turn is dependent upon our ability to meet its financial requirements, raise additional capital, and the success of its future operations. We intend to raise additional capital through its controlling shareholder, however, no assurance can be provided that we will able to do so. In addition, there is no assurance that any capital it raises will be sufficient to enable us to attain profitable operations or continue as a going concern.

Cash Flows from Financing Activities

The following table provides detailed information about our net cash flows for the periods indicated:

	Three months ended March 31, 2015	Three months ended March 31, 2014

Net cash used in operating activities	$(96,394)	$(19)
Net cash used in investing activities	-	-
Net cash provided by financing activities	-	1,290
Effect of foreign currency exchange rate changes on cash	(1,040)	(1)
Net increase in cash and cash equivalents	$(97,434)	$1,270

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this Report, our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2015, the Company’s disclosure controls and procedures were not effective.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 Internal Control-Integrated Framework. In connection with management’s assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weaknesses in our internal control over financial reporting as of March 31, 2015:

1. The Company has not established adequate financial reporting monitoring procedures to mitigate the risk of management override.

2. There is a strong reliance on the external consultants and legal counsel to review and edit the annual and quarterly filings and to ensure compliance with Securities and Exchange Commission disclosure requirements.

REMEDIATION OF MATERIAL WEAKNESSES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As a small business, the Company does not have the resources to install a dedicated staff with deep expertise in all facets of SEC disclosure and US GAAP compliance. As is the case with many small businesses, the Company will continue to work with its external consultants as it relates to new accounting principles and changes to SEC disclosure requirements. The Company has found this approach has worked well in the past and believes it to be the most cost effective solution available for the foreseeable future.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no significant changes in our internal control over financial reporting during the quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not engaged in any material litigation, arbitration or claim, and no material litigation, arbitration or claim is known to be pending or threatened by or against us that would have a material adverse effect on our operation results or financial condition.

ITEM 1A. RISK FACTORS

As a smaller reporting company, the Company is not required to make disclosures under this Item 1A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits listed on the Exhibit Index are provided as part of this report.

EXHIBIT INDEX

Exhibit No.	Name of Exhibit

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Greenstar Corporation

Date: May 20, 2015	By:	/s/ Chen Huangchen
Chen Huangchen
Chairman, President and Chief Executive Officer,
(Principal Executive Officer)

Date: May 20, 2015	By:	/s/ Yang Rong
Yang Rong
(Principal Financial Officer and Principal Accounting Officer)

