Form 10-Q
period 2015-06-30
China Greenstar Corporation.
filed 2015-08-19
CIK 1551454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2015

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

Suite B, 16/F., Ritz Plaza,122 Austin Road, Tsim Sha Tsui, Kowloon, Hong Kong

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [  ]

As of August 19, 2015, there are 102,379,935 shares of common stock outstanding.

CHINA GREENSTAR CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Interim Financial Statements

CHINA GREENSTAR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in US$)

	June 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,856	$108,692
Prepaid and other current assets	796	685
Total current assets	$6,652	$109,377
Liabilities and Shareholders’ equity
Liabilities
Accounts Payable	$1,836	$1,921
Advances from customer	43,589	-
Accrued expenses and other liabilities	60,324	53,944
Total current liabilities	$105,749	$55,865
Commitment and contingencies
Shareholders’ equity:
Common stock ($0.001 par value, issued and outstanding shares of 102,379,935 and 102,379,935 at June 30, 2015 and December 31, 2014)	102,380	102,380
Additional paid-in capital	298,606	280,468
Accumulated deficit	(498,975)	(329,377)
Accumulated other comprehensive income (loss)	(1,108)	41
Total shareholders’ equity (deficit)	(99,097)	53,512
Total liabilities and shareholders’ equity	$6,652	$109,377

See notes to the condensed consolidated financial statements.

CHINA GREENSTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

(Amounts in US$)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Brand name authorization	$32,920	$-	$32,920	$-
Cost of sales	-	-	-	-
Gross profit	$32,920	$-	$32,920	$-
Operating expenses
General and administrative expenses	(150,306)	(528)	(202,518)	(547)
Income tax expense	-	-	-	-
Net loss	(117,386)	(528)	(169,598)	(547)
Other comprehensive loss	-	-	-	-
Foreign currency translation loss	(304)	(1)	(1,149)	(1)
Comprehensive loss	$(117,690)	$(529)	$(170,747)	$(548)
Loss per share
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of common shares outstanding
Basic and diluted	102,379,935	102,100,000	102,379,935	102,100,000

See notes to the condensed consolidated financial statements.

CHINA GREENSTAR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Amounts in US$)

	Six months ended June 30,
	2015	2014

Cash flows from operating activities
Net loss	$(169,598)	$(547)
Changes in operating assets and liabilities
Prepaid and other current assets	(111)	-
Accounts payable	(85)	-
Advance from customer	43,419	-
Accrued expenses and other liabilities	6,355	-
Net cash used in operating activities	(120,020)	(547)
Cash flows from financing activities
Additional capital contribution	18,138	1,819
Net cash provided by financing activities	18,138	1,819
Effect of exchange rate fluctuation on cash	(954)	(1)
Net increase (decrease) in cash and cash equivalents	(102,836)	1,271
Cash and cash equivalents at beginning of the period	108,692	-
Cash and cash equivalents at end of the period	$5,856	$1,271
Supplement disclosure of cash flow information:
Interest expense paid	$-	$-
Income taxes paid	$-	$-

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

China Greenstar Holdings Limited(“Greenstar Holdings”)was established in the British Virgin Islands (“BVI”) on July 29, 2014. Greenstar Holdings itself has no significant business operations and assets other than holds equity interests in its subsidiaries.

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

Shenzhen Greenstar Technology Co., Ltd. (“Greenstar Technology”) was established as a wholly foreign owned enterprise on September 29, 2014 in Shenzhen, the PRC by Greenstar HK. The registered capital of Greenstar Technology is HK$ 1,000,000 (equal to $128,622). Greenstar Technology will be principally engaged in selling fuel additive product and business consulting services.

On December 15, 2014 (the “Closing Date”), Stark, entered into a Share Exchange Agreement (the “Exchange Agreement”), with (i) Greenstar Holdings, (ii) Greenstar Holdings shareholders, Forever Prosperous Holdings (China) Limited, a British Virgin Islands company (“Forever Prosperous”), Pride Sun Limited, a British Virgin Islands company (“Pride Sun”) and New Empire Ventures Limited, a British Virgin Islands company, (collectively, “Greenstar Holdings Shareholders”) who together own shares constituting 100% of the issued and outstanding ordinary shares of Greenstar Holdings (“Greenstar Holdings Shares”) and (iii) Michael Anthony, the principal shareholder of Stark (the “Stark Shareholder”). Pursuant to the terms of the Exchange Agreement, Greenstar Holdings Shareholders transferred all of the shares of Greenstar Holdings in exchange for the issuance of 102,100,000 shares of Stark’s common stock (the “Share Exchange’). Immediately prior to the Share Exchange, the original shares (2,100,000 of common stock and 5,000,000 preferred stock) were repurchased and cancelled (the “Cancelled Shares”), reducing Stark’s issued and outstanding shares to 279,935 shares of common stock. A cash amount of $134,645.61 was paid to Mr. Anthony as part of consideration for cancelling the Cancelled Shares in connection with the Share Exchange. In addition, a cash amount of $215,354.39 was paid to Stark’s creditors reducing its liabilities at closing of the Share Exchange to $0. The total consideration was $350,000. As a result of the cancellation of the Cancelled Shares and the Share Exchange, Stark had 102,379,935 shares of common stock issued and outstanding following the Share Exchange. The Share Exchange was an arms-length transaction between the parties. There were no third parties involved that received any compensation for arranging or facilitating the transaction. Stark changed its name to China Greenstar Corporation on January 6, 2015. The Company, Greenstar Holdings, Greenstar HK and its subsidiary are collectively referred to as the “Group.”

The Group own a brand name called “Greencare” in People’s Republic of China (“PRC”) through Greenstar Technology. The Greencare Product is added to gasoline in order to improve fuel quality by suppressing or cleaning sediments in the fuel. The Greencare Product improves overall engine performance, maximizes fuel-burning efficiency, enhances the power of an engine and provides for cleaner emissions. The Group authorizes its brand name to certain manufacturing companies and charges authorization fee. The Group is not directly involved in the production or manufacturing of fuel additives and cleaners.

2.	Going concern

The condensed consolidated financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business. The Group had recurring consolidated losses of $169,598 and $547 for the six months ended June 30, 2015 and 2014, $117,386 and $528 for the three months ended June 30, 2015 and 2014, negative working capital of $99,097 as of June 30, 2015 and working capital of $53,512 as of December 31, 2014, and has an accumulated deficit of $498,975 as of June 30, 2015 and $329,377 as of December 31, 2014. These conditions raise substantial doubt about the ability of the Group to continue as a going concern. The financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should the Group not continue as a going concern.

In view of these matters, continuation as a going concern is dependent upon continued operations of the Group, which in turn is dependent upon the Group’s ability to meet its financial requirements, raise additional capital, and the success of its future operations. The Group intends to raise additional capital through the sale of additional debt or equity securities or additional contribution from current shareholder; however, no assurance can be provided that the Group will able to do so. In addition, there is no assurance that any capital it raises will be sufficient to enable the Group to attain profitable operations or continue as a going concern.

The Group plan to distribute and resell a fuel additive and cleaner whose aim is to reduce emissions of carbon dioxide and save energy in relation to vehicle output. The Group is in the process of developing a better sales network and more customers. Management anticipates the revenue from the resale of the fuel additive will comprise a major component of the Group's business going forward. The Group also plans to expand business into the automotive consumption space, such as, car washing services. In order to do so, management plans to acquire a company with adequate capabilities.

3.	Summary of significant accounting policies

(a)	Basis of presentation

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”)for interim financial reporting. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly state the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto, included in the Company’s 2014 Annual Report filed with the SEC on April 15, 2015. The interim results of operations are not necessarily indicative of the results to be expected for the full fiscal year or any future periods.

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

The exchange rates applied are as follows:

	Six months ended June 30, 2015	As of December 31, 2014

Period end RMB exchange rate	6.0888	6.1829
Period end HK$ exchange rate	7.7522	7.7676

	Six months ended June 30, 2015	Six months ended June 30, 2014

Average RMB exchange rate	6.1128	6.1406
Average HK$ exchange rate	7.7535	7.7558

No representation is made that the HK$ and RMB amounts could have been, or could be, converted into U.S. dollars at the rates used in translation.

(d)	Use of estimates

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

Cash represent cash on hand and deposits held in banks. The Group considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. No cash equivalents as of June 30, 2015 and December 31, 2014. The Group’s cash deposits are held in financial institutions located in PRC and Hong Kong where there is currently regulation mandated on obligatory insurance of bank accounts. The Group believes these financial institutions are of high credit quality.

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

The Group also authorizes its brand name to certain manufacturing company. The Group purchased goods from certain manufacturing company and authorizes the supplier to add its brand name to the goods. After that, the goods were delivered directly by the supplier to the customer. The customer was under common control with the supplier. The customer was the only customer of the Group for three months period ended June 30, 2015. Both supplier and customer was independent third party to the Group. The Group recognizes the brand name authorization revenue on net basis when the goods were delivered to the customer. The Group plans to revise the contract terms later to simplify the arrangement.

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

The Group recognizes interest on non-payment of income taxes under requirement by tax law and penalties associated with tax positions when a tax position does not meet the minimum statutory threshold to avoid payment of penalties. According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or the withholding agent. The statute of limitations is extended to five years under special circumstances, where the underpayment of taxes is more than RMB 100,000. The tax return of the Company’s PRC subsidiary is subject to examination by the relevant tax authorities. The Group did not have any material interest or penalties associated with tax positions and did not have any significant unrecognized uncertain tax positions as of June 30, 2015 and December 31, 2014, respectively.

(h)	Loss per share

Basic loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. Diluted loss per share was the same as basic loss per share due to the lack of dilutive items and the fact that Company is in net loss position.

(i)	Recently issued accounting pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that are adopted by the Group as of the specified effective date.

The Group does not believe recently issued, but not yet effective accounting standards, if currently adopted, would have a material effect on the consolidated financial position, statements of operations and cash flows.

4.	Taxation

Income Tax

(i) United States of America: The Company is incorporated in the State of Delaware and does not conduct any substantial operations of its own. No provision for profits tax have been made in the financial statements as the Company has no assessable profits for the six and three months ended June 30, 2015 and 2014, respectively.

(ii) BVI: Greenstar Holdings is incorporated in the BVI. Under the current law of the BVI, Greenstar Holdings is not subject to tax on income or capital gains. Additionally, upon payments of dividends by Greenstar Holdings to its shareholders, no BVI withholding tax will be imposed.

(iii) Hong Kong: Greenstar HK was incorporated in Hong Kong and does not conduct any substantial operations of its own. No provision for Hong Kong profits tax have been made in the financial statements as Greenstar HK has no assessable profits for the six and three months ended June 30, 2015 and 2014, respectively.

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

As of June 30, 2015, the Group had not recorded any withholding tax as since the PRC subsidiary is in net loss position.

The following table is the Group’s deferred tax assets:

	June 30, 2015	December 31, 2014
	(Unaudited)
Tax loss carry forward	$23,709	$-
Less: valuation allowance	(23,709)	-
Deferred tax assets	$-	$-

The following table reconciles the Group’s effective tax for the periods presented:

	Three months ended June 30, 2015	Three months ended June 30, 2014	Six months ended June 30, 2015	Six months ended June 30, 2014

Expected enterprise income tax benefit (expense) at statutory tax rate	$(29,346)	$(132)	$(42,400)	$(137)
Expenses non-deductible for tax purpose	16,087	132	18,691	137
Changes in valuation allowance	13,260	-	23,709	-
Effective enterprise income tax benefit (expense)	$-	$-	$-	$-

Non-deductible expenses in the six and three months ended June 30, 2015 and 2014 were mainly the legal and professional fees in connection with the incorporation of the Company and its subsidiaries, as well as filings made with the SEC. The expenses were paid by the controlling shareholder with no appropriate document for tax deduction.

5.	Commitments and contingencies

Operating leases commitments

The Group leases office premise under a non-cancelable operating lease agreement that expire at March 31, 2017, with option to renew the lease. The lease is on a fixed repayment basis and has no contingent rentals. Minimum future commitments under the agreement as of June 30, 2015 are as follows:

Lease commitments

Remaining 2015	$23,176
2016	46,078
2017	11,520
$80,774

Rent expenses were $8,212 and nil for the six months ended June 30, 2015 and 2014, respectively, $8,008 and nil for the three months ended June 30, 2015 and 2014, respectively.

Capital commitments

The Group has no capital commitments as of June 30, 2015 and December 31, 2014, respectively.

Contingencies

The Group does not identify any contingency as of June 30, 2015 and December 31, 2014, respectively.

6.	Shareholders’ Equity

Common Stock

The Company is authorized to issue a maximum of 300,000,000 shares of a single class each with a par value of $0.001.

As of June 30, 2015 and December 31, 2014, there were 102,379,935 shares issued and outstanding.

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

As of June 30, 2015 and December 31, 2014, respectively, there was no profit appropriation to the statutory surplus fund or general reserve fund.

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

7.	Subsequent event

The Group has evaluated subsequent events through the issuance of the condensed consolidated financial statements and does not identified events with material financial impact on the Group’s financial statements.

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

Operations

We incurred brand name authorization income in the second quarter of 2015. The brand authorization income for the six and three months ended June 30, 2015 was $32,920.  The Group plans to revise the contract terms later to simplify the arrangement.

We plan to distribute and resell a fuel additive and cleaner whose aim is to reduce emissions of carbon dioxide and save energy in relation to vehicle output. We are in the process of developing a better sales network and more customers. We anticipate the revenue from the resale of the fuel additive will comprise a major component of our business going forward.

We plan to expand our business into the automotive consumption space, such as, car washing services. In order to do so, we plan to acquire a company with adequate capabilities. We believe that we need to raise approximately $0.8 million through the sale of additional debt or equity securities or additional contribution from current shareholders in order to continue to fund our existing business. If we can raise an additional $0.5 million through the sale of additional debt or equity securities or contribution from current shareholders, we will be able to expand our business into the automotive consumption space.

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

Foreign currency translation and transactions

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

Revenue recognition

We recognize revenue from sales of goods when all of the following criteria exist: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) price to the buyer is fixed or determinable; and (4) collectability is reasonably assured.

Delivery does not occur until goods have been shipped to the customers, risk of loss has been transferred to the customers and customers’ acceptance has been obtained, or we have objective evidence that the criteria specified in customers’ acceptance provisions have been satisfied. The sales price is not considered to be fixed or determinable until all contingencies related to the sale have been resolved. Certain credit terms and limits were granted to customers with low risk of collectability based on our credit assessment. No material collectability problem has occurred.

We also authorize our brand name to certain manufacturing companies and charge authorization fee. We recognize the brand name authorization revenue when the goods were delivered to distributors after the label of our brand name was added. The revenue was recognized on net basis in accordance of ASC 605 ("Revenue Recognition").

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

We recognize interest on non-payment of income taxes under requirement by tax law and penalties associated with tax positions when a tax position does not meet the minimum statutory threshold to avoid payment of penalties. According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or the withholding agent. The statute of limitations is extended to five years under special circumstances, where the underpayment of taxes is more than RMB 100,000. The tax return of our PRC subsidiary is subject to examination by the relevant tax authorities. We did not have any material interest or penalties associated with tax positions and did not have any significant unrecognized uncertain tax positions as of June 30, 2015 and December 31, 2014, respectively.

Loss per share

Basic loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. Diluted loss per share was the same as basic loss per share due to the lack of dilutive items and the fact that the Company is in net loss position.

Recently Issued Accounting Standards

We do not believe recently issued, but not yet effective accounting standards, if currently adopted, would have a material effect on the consolidated financial position, statements of operations and cash flows.

Results of Operation

We distribute and resell a fuel additive and cleaner whose aim is to reduce emissions of carbon dioxide and save energy in relation to vehicle output. We incurred brand name authorization income in the second quarter of 2015. The brand name authorization income for the six and three months ended June 30, 2015 was $32,920.

Our general and administrative expenses were primarily related to legal and professional fees in connection with the incorporation of the Company and its subsidiaries, as well as filings made with the Securities and Exchange Commission.

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

General and Administrative Expenses

The following table sets forth the main components of the Company’s general and administrative expenses for six and three months ended June 30, 2015.

	Three months ended June 30, 2015		Six months ended June 30, 2015
	Amount	% of Total	Amount	% of Total

Legal and professional fees	$131,455	87.5%	$181,066	$89.4%
Office expense	14,224	9.5%	14,428	7.1%
Others	4,627	3.0%	7,024	3.5%
Total G&A	$150,306	100.0%	$202,518	$100.0%

Liquidity and Capital Resources

The consolidated financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of obligations in the normal course of business. We had recurring consolidated losses of $169,598 and $547 for the six months ended June 30, 2015 and 2014, $117,386 and $528 for the three months ended June 30, 2015 and 2014, negative working capital of $99,097 as of June 30, 2015 and working capital $53,512 as of December 31, 2014, and have an accumulated deficit of $498,975 as of June 30, 2015 and $329,377 as of December31, 2014. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we not continue as a going concern.

In view of these matters, continuation as a going concern is dependent upon our continued operations, which in turn is dependent upon our ability to meet its financial requirements, raise additional capital, and the success of its future operations. We intend to raise additional capital through the sale of additional debt or equity securities or additional contribution from current shareholder; however, no assurance can be provided that we will able to do so. In addition, there is no assurance that any capital it raises will be sufficient to enable us to attain profitable operations or continue as a going concern.

Cash Flows from Financing Activities

The following table provides detailed information about our net cash flows for the periods indicated:

	Six months ended June 30, 2015	Six months ended June 30, 2014

Net cash used in operating activities	$(120,020)	$(547)
Net cash used in investing activities	-	-
Net cash provided by financing activities	18,138	1,819
Effect of foreign currency exchange rate changes on cash	(954)	(1)
Net increase (decrease) in cash and cash equivalents	$(102,836)	$1,271

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this Report, our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2015, the Company’s disclosure controls and procedures were not effective.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 Internal Control-Integrated Framework. In connection with management’s assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weaknesses in our internal control over financial reporting as of June 30, 2015:

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no significant changes in our internal control over financial reporting during the quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

China Greenstar Corporation

Date: August 19, 2015	By:	/s/ Chen Huangchen
Chen Huangchen
Chairman, President and Chief Executive Officer,
(Principal Executive Officer)

Date: August 19, 2015	By:	/s/ Yang Rong
Yang Rong
(Principal Financial Officer and Principal Accounting Officer)

