Form 10-K/A
period 2014-12-31
China Greenstar Corporation.
filed 2015-09-18
CIK 1551454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K /A

(Amendment No. 1)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $2,617.93 (2,379,935 shares at $0.0011)

As of September 18 , 2015, there are 102,379,935 shares of common stock outstanding.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K of China Greenstar Corporation for the fiscal year ended December 31, 2014 as filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2015 is being filed to respond to certain comments of the staff of the SEC.

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

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our management, forward-looking statements are inherently subject to known and unknown risks, business, economic and other risks and uncertainties that may cause actual results to be materially different from those discussed in these forward-looking statements. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, other than as may be required by applicable law or regulation. Readers are urged to carefully review and consider the various disclosures made by us in our reports filed with the SEC which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operation and cash flows. If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, our actual results may vary materially from those expected or projected.

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

Business Overview

We purchase a fuel additive from a third party in the PRC and resell it to customers under our brand name called “Greencare Product.” The Greencare Product is added to gasoline in order to improve fuel quality by suppressing and cleaning sediments in fuel. The Greencare Product improves overall engine performance, maximizes fuel-burning efficiency, enhances the power of an engine and provides for cleaner emissions. We authorize our supplier to use our brand name and charge a distribution fee for it. We are not directly involved in the production or manufacturing of fuel additives or cleaners. All of our operations are conducted in the PRC through our operating subsidiary, Shenzhen Greenstar Technology Co., Ltd. (“Greenstar Technology”), a wholly foreign-owned enterprise (“WFOE”).

Corporate Structure

Our current corporate structure is set forth below:

The laws of the PRC do not impose any foreign ownership restrictions on the industry in which we operate.

Company Background

We are incorporated in the State of Delaware. On December 15, 2014 , we consummated a Share Exchange. Our wholly owned subsidiary, Greenstar Holdings was incorporated in the British Virgin Islands on July 29, 2014. Greenstar Holdings is the parent holding company of Greenstar Group (HK) Limited (“Greenstar HK”), a Hong Kong company, which was established on October 25, 2013 and Greenstar HK is the parent company of Greenstar Technology established in the PRC . We operate our business in China through Greenstar Technology.

Mr. Sui On Shum beneficially owned 20,420,000 shares of the Company indirectly through Pride Sun Limited. In a private transfer on January 2, 2015, Mr. Sui On Shum transferred 100% of his equity ownership interests in Pride Sun Limited to Fullwing Ventures Limited and resigned as the sole director of Pride Sun Limited. Mr. Huangchen Chen is the sole director of Pride Sun and the sole member and director of Fullwing Ventures.

Our former President and Chief Executive Officer, Mr. Yu Ansheng, beneficially owned 61,260,000 shares of the Company indirectly through Forever Prosperous, a company in which he was the sole member and a director. On February 3, 2015, in a private transfer, Mr. Yu transferred 100% of his ownership in Forever Prosperous to Mr. Huangchen Chen, our current Chairman, Chief Executive Officer and President. As a result of transaction, Mr. Yu no longer beneficially owns the shares. He resigned as an officer and director of the Company on February 3, 2015.

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

Customers

We target customers in a variety of markets, such as individual automobile owners, government fleets and gas stations. Many different types of automobiles operators in China have begun to adopt fuel additives in order to improve overall engine performance and maximize fuel efficiency. In addition, an increasing amount of state owned enterprises in China are faced with environmental challenges and are under regulatory directives and political pressure to reduce pollution, particularly as part of the country’s overall expansion plans.

Suppliers

We purchase our fuel additive from a third party in the PRC and resell it to customers. We are not directly involved in the production or manufacturing of fuel additives and cleaners. The supply agreement does not contain any exclusivity, minimum volume or other commitments that restrict us from pursuing relationships with other suppliers. There are other qualified parties who manufacturer the fuel additive. We are able to enter into supply agreements with such parties, if needed.

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

Effect of SEC Reporting Obligations on our Business

We are subject to the following regulations of the SEC and applicable securities laws, rules and regulations:

Sarbanes/Oxley Act

We are subject to the Sarbanes/Oxley Act of 2002. The Sarbanes/Oxley Act created a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and strengthen auditor independence.  It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members’ appointment, compensation and oversight of the work of public companies’ auditors; management assessment of our internal controls; auditor attestation to management’s conclusions about internal controls; prohibits certain insider trading during pension fund blackout periods; requires companies and auditors to evaluate internal controls and procedures; and establishes a federal crime of securities fraud, among other provisions. Compliance with the requirements of the Sarbanes/Oxley Act will substantially increase our legal and accounting costs.

Exchange Act Reporting Requirements

Section 14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires all companies with securities registered pursuant to Section 12(g) of the Exchange Act to comply with the rules and regulations of the SEC regarding proxy solicitations, as outlined in Regulation 14A. Matters submitted to stockholders at special or annual meetings thereof or pursuant to a written consent will require us to provide our stockholders with the information outlined in Schedules 14A or 14C of Regulation 14; preliminary copies of this information must be submitted to the SEC at least 10 days prior to the date that definitive copies of this information are forwarded to our stockholders.

We are also required to file Annual Reports on SEC Form 10-K and Quarterly Reports on SEC Form 10-Q with the SEC on a regular basis, and will be required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a Current Report on SEC Form 8-K.

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

We have very little operating history, which makes it difficult to evaluate our business on the basis of historical operations. As a consequence, it is difficult to forecast our future results based upon our limited historical data. Because of the uncertainties related to our lack of historical operations, we may be hindered in our ability to anticipate and timely adapt to increases or decreases in sales, product costs or expenses. If we make poor budgetary decisions as a result of unreliable historical data, we could incur greater losses, which may result in a decline in our stock price.

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

The product sold by us is manufactured by a third party. The product may be defectively designed or manufactured. As a result, sales of the product could expose us to product liability claims relating to personal injury or property damage and may require product recalls or other actions. Third parties subject to such injury or damage may bring claims or legal proceedings against us as the reseller of the product. We do not currently maintain any third-party liability insurance or product liability insurance in relation to product we sell. As a result, any material product liability claim or litigation could have a material and adverse effect on our business, financial condition and results of operations. Even unsuccessful claims could result in the expenditure of funds and managerial efforts in defending them and could have a negative impact on our reputation.

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

We conduct substantially all of our operations in China and substantially all of our assets are located in China. In addition, all of our directors and executive officers are Chinese residents. As a result, it may not be possible to affect service of process within the United States or elsewhere outside China upon our directors and senior executive officers, including with respect to matters arising under U.S. federal securities laws or applicable state securities laws. It would also be difficult for investors to bring an original lawsuit against us or our directors or executive officers based on U.S. federal securities laws in a Chinese. Moreover, China does not have treaties with the United States or many other countries providing for the reciprocal recognition and enforcement of judgment of courts.

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

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no change in the market for our securities as a result of the Share Exchange. Our common stock, par value $0.001, is listed for quotation in the OTCBB under the symbol “FAFA.” There is no active trading market in our securities. No assurance can be given that any market for our common stock will develop or be maintained. If a public market ever develops in the future, the sale of shares of our common stock that are deemed to be “restricted securities” pursuant to Rule 144 of the SEC by members of management or others may have a substantial adverse impact on any such market. See the heading “Rule 144” below for requirements of resales of shares of our common stock under Rule 144.

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

Rule 144

The following is a summary of the current requirements of Rule 144:

	Affiliate or Person Selling on Behalf of an Affiliate	Non-Affiliate (and has not been an Affiliate During the Prior Three Months)

Restricted Securities of Reporting Issuers	During six-month holding period – no resales under Rule 144 Permitted.	During six- month holding period – no resales under Rule 144 permitted.

After Six-month holding period – may resell in accordance with all Rule 144 requirements including:	After six-month holding period but before one year – unlimited public resales under Rule 144 except that the current public information requirement still applies.

After one-year holding period – unlimited public resales under Rule 144; need not comply with any other Rule 144 requirements.

● Current public information,

● Volume limitations,

● Manner of sale requirements for equity securities, and

● Filing of Form 144.

Restricted Securities of Non-Reporting Issuers	During one-year holding period – no resales under Rule 144 permitted.	During one-year holding period – no resales under Rule 144 permitted.

	After one-year holding period – may resell in accordance with all Rule 144 requirements including:	After one-year holding period – unlimited public resales under Rule 144; need not comply with any other Rule 144 requirements.

● Current public information,

● Volume limitations,

● Manner of sale requirements for equity securities, and

● Filing of Form 144

Shell Companies

The following is an excerpt from Rule 144(i) regarding resales of securities of shell companies:

(i) Unavailability to securities of issuers with no or nominal operations and no or nominal non-cash assets.

(1) This section is not available for the resale of securities initially issued by an issuer defined below:

(i) An issuer, other than a business combination related shell company, as defined in §230.405, or an asset-backed issuer, as defined in Item 1101(b) of Regulation AB (§229.1101(b) of this chapter), that has:

(A) No or nominal operations; and

(B) Either:

(1) No or nominal assets;

(2) Assets consisting solely of cash and cash equivalents; or

(3) Assets consisting of any amount of cash and cash equivalents and nominal other assets; or

(ii) An issuer that has been at any time previously an issuer described in paragraph (i)(1)(i).

(2) Notwithstanding paragraph (i)(1), if the issuer of the securities previously had been an issuer described in paragraph (i)(1)(i) but has ceased to be an issuer described in paragraph (i)(1)(i); is subject to the reporting requirements of section 13 or 15(d) of the Exchange Act; has filed all reports and other materials required to be filed by section 13 or 15(d) of the Exchange Act, as applicable, during the preceding 12 months (or for such shorter period that the issuer was required to file such reports and materials), other than Form 8-K reports (§249.308 of this chapter); and has filed current “Form 10 information” with the SEC reflecting its status as an entity that is no longer an issuer described in paragraph (i)(1)(i), then those securities may be sold subject to the requirements of this section after 12 months have elapsed from the date that the issuer filed “Form 10 information” with the SEC.

(3) The term “Form 10 information” means the information that is required by Form 10 or Form 20-F (§249.220f of this chapter), as applicable to the issuer of the securities, to register under the Exchange Act each class of securities being sold under this rule.  The issuer may provide the “Form 10 information” in any filing of the issuer with the SEC.  The “Form 10 information” is deemed filed when the initial filing is made with the SEC.”

Securities of a shell company cannot be publicly sold under Rule 144 in the absence of compliance with this subparagraph.

Section 4(a)(1) of the Securities Act

Since we are a shell company as defined in subparagraph (i) of Rule 144, our shares of common stock that were issued while or after we became a shell company cannot be publicly resold under Rule 144 until we comply with the requirements outlined above under the heading “Shell Companies.”  Until those requirements have been satisfied, any resales of our shares of common stock must be made in compliance with the provisions of the exemption from registration under the Securities Act provided in Section 4(a)(1) thereof, applicable to persons other than “an issuer, underwriter or a dealer.” That will require that such shares of common stock be sold in “routine trading transactions,” which would include compliance with substantially all of the requirements of Rule 144, including the availability of “current public information” about us as required by subparagraph (c)(1) or (c)(2) of Rule 144, regardless of the Rule’s availability; and such resales may be limited to our non-affiliates.  It has been the position of the SEC that the Section 4(a)(1) exemption (and its prior exemption, 4(1)) is not available for the resale of any securities of an issuer that is or was a shell company, by directors, executive officers, promoters or founders or their transferees. See NASD Regulation, Inc., CCH Federal Securities Law Reporter, 1990-2000 Decisions, Paragraph No. 77,681, the so-called “Worm-Wulff Letter.” The current position of the SEC that is contained in Securities Act Release No. 33-8899, effective February 15, 2008, and that codified the position of the SEC set forth in the Worm-Wulff Letter and revised Rule 144 as outlined above, is that Rule 144 now defines what resales can be made under Section 4(a)(1) of the Securities Act, and with limited exceptions, which are set forth in footnote 172 of that Release, shares of shell companies must be sold in compliance with Rule 144(i) that is quoted above.

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

Operations

We purchase a fuel additive from a third party in the PRC and resell it to customers under our brand name called “Greencare Product.” The Greencare Product is added to gasoline in order to improve fuel quality by suppressing and cleaning sediments in fuel. The Greencare Product improves overall engine performance, maximizes fuel-burning efficiency, enhances the power of an engine and provides for cleaner emissions. We authorize our supplier to use our brand name and charge a distribution fee for it. We are not directly involved in the production or manufacturing of fuel additives or cleaners.

We are in the process of developing a better sales network and more customers. We believe that we need to raise approximately $0.8 million through the sale of additional debt or equity securities or additional contribution from current stockholders in order to continue to fund our existing business.

In the next 12 months we plan to expand our business into the automotive consumption space, such as, car washing services. In order to do so, we intend to acquire a company with adequate capabilities. If we can raise an additional $0.5 million through the sale of additional debt or equity securities or contribution from current stockholders, we will be able to expand our business into the automotive consumption space.

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

The Company distributes and resells a fuel additive and cleaner whose aim is to reduce emissions of carbon dioxide and save energy in relation to vehicle output. The Group is in the process of developing a better sales network and more customers. Management anticipates the revenue from the resale of the fuel additive will comprise a major component of the Group’s business going forward. The Group also plans to expand business into the automotive consumption space, such as car washing services. In order to do so, management plans to acquire a company with adequate capabilities.

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

We have financed our operations primarily from capital contributions of our controlling stockholder Forever Prosperous. For the period from January 1, 2014 to December 31, 2014, additional capital contributed from Forever Prosperous was $382,145. Mr. Chen Huangchen, our Chairman, President and CEO, is the sole director of Forever Prosperous and has sole voting and dispositive power over the shares.

Restricted Net Assets

Since our operations are conducted through our PRC subsidiary, Greenstar Technology, our ability to pay dividends is dependent on receiving distributions of funds from Greenstar Technology. Relevant PRC statutory laws and regulations permit payments of dividends by our PRC subsidiary only out of retained earnings, if any, as determined in accordance with PRC accounting standards and regulations and after it has met the PRC requirements for appropriation to statutory reserves. Paid in capital of our PRC subsidiary are also not distributable for dividend purposes.

In accordance with the PRC regulations on Enterprises with Foreign Investment, a WFOE established in the PRC is required to provide certain statutory reserves, namely general reserve fund, the enterprise expansion fund and staff welfare and bonus fund which are appropriated from net profit as reported in the enterprise’s PRC statutory accounts. A WFOE is required to allocate at least 10% of its annual after-tax profit to the general reserve until such reserve has reached 50% of its registered capital based on the enterprise’s PRC statutory accounts. Appropriations to the enterprise expansion fund and staff welfare and bonus fund are at the discretion of the board of directors. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends. Additionally, in accordance with the Company Law of the PRC, a domestic enterprise is required to provide a statutory common reserve of at least 10% of its annual after-tax profit until such reserve has reached 50% of its registered capital based on the enterprise’s PRC statutory accounts. A domestic enterprise is also required to provide for a discretionary surplus reserve, at the discretion of the board of directors. The aforementioned reserves can only be used for specific purposes and are not distributable as cash dividends. Our PRC subsidiary is subject to the above mandated restrictions on distributable profits. As a result of these PRC laws and regulations, our PRC subsidiary is restricted in its ability to transfer a portion of its net assets to us.

The EIT Law, which was effected on January 1, 2008, also imposed a 10% withholding income tax for dividends distributed by a foreign invested enterprise to its immediate holding company outside China, which were exempted under the previous EIT law. A lower withholding tax rate will be applied if there is a tax treaty arrangement between mainland China and the jurisdiction of the foreign holding company. Holding companies in Hong Kong, for example, will be subject to a 5% rate. Our WFOE is invested by its immediate holding company in Hong Kong and will be entitled to the 5% preferential withholding tax rate upon distribution of the dividends to its immediate holding company.

The ability of our PRC subsidiary to make dividends and other payments to us may also be restricted by changes in applicable foreign exchange and other laws and regulations.

Foreign currency exchange regulation in China is primarily governed by the following rules:

●	Foreign Exchange Administration Rules (1996), as amended in August 2008, or the Exchange Rules;

●	Administration Rules of the Settlement, Sale and Payment of Foreign Exchange (1996), or the Administration Rules.

Currently, under the Administration Rules, Renminbi is freely convertible for current account items, including the distribution of dividends, interest payments, trade and service related foreign exchange transactions, but not for capital account items, such as direct investments, loans, repatriation of investments and investments in securities outside of China, unless the prior approval of the SAFE is obtained and prior registration with the SAFE is made. Foreign-invested enterprises like our PRC operating subsidiary that need foreign exchange for the distribution of profits to its shareholders may effect payment from their foreign exchange accounts or purchase and pay foreign exchange rates at the designated foreign exchange banks to their foreign shareholders by producing board resolutions for such profit distribution. Based on their needs, foreign-invested enterprises are permitted to open foreign exchange settlement accounts for current account receipts and payments of foreign exchange along with specialized accounts for capital account receipts and payments of foreign exchange at certain designated foreign exchange banks.

Although the current Exchange Rules allow the convertibility of Chinese Renminbi into foreign currency for current account items, conversion of Chinese Renminbi into foreign exchange for capital items, such as foreign direct investment, loans or securities, requires the approval of SAFE, which is under the authority of the People’s Bank of China. These approvals, however, do not guarantee the availability of foreign currency conversion. We cannot be sure that it will be able to obtain all required conversion approvals for our operations or the Chinese regulatory authorities will not impose greater restrictions on the convertibility of Chinese Renminbi in the future. Currently, all our retained earnings are generated in Renminbi. Any future restrictions on currency exchanges may limit our ability to use retained earnings generated in Renminbi to make dividends or other payments in U.S. dollars or fund possible business activities outside China.

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

Involvement in Other Public Companies Registered Under the Exchange Act

Neither Mr. Chen Huangchen nor Mr. Yan Rong are officers or directors of other public companies that file reports with the SEC under Section 13 of the Exchange Act.

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

Summary Compensation of Named Executive Officers

Name and Principal Position	Fiscal Year	Salary ($)	Total ($)

Michael Anthony	2014	$0	$0
Former President (1)	2013	$0	$0

Yu Ben Ansheng,	2014	$5,392	$5,426
Former President and Chief Executive Officer (2)	2013	$0	$0

Chen Huangchen,	2014	$0	$0
President and Chief Executive Officer	2013	$0	$0

Chen Jie,	2014	$0	$0
Former Chief Financial Officer and Treasurer (3)	2013	$0	$0

Yang Rong,	2014	$0	$0
Chief Financial Officer and Treasurer	2013	$0	$0

(1) Term – November 14, 2007 to December 15, 2014.

(2) Term – December 15, 2014 to February 3, 2015.

(3) Term – December 15 2014 to March 16, 2015.

Outstanding Equity Awards

We have not adopted retirement, pension, profit sharing, stock option or insurance programs or other similar programs for the benefit of our employees..

Director Compensation

Our directors do not receive any compensation and are not reimbursed for any expenses for serving on the Board of Directors.

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

(4) Chen Huangchen is the sole director of Forever Prosperous Holdings (China) Limited and is the sole director of Fullwing Ventures Limited which owns one hundred percent of Pride Sun Limited. He has sole voting and dispositive power over the shares. As such, he is deemed to have beneficial ownership of the shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

We have financed our operations primarily from capital contributions of our controlling stockholder Forever Prosperous. For the period from January 1, 2014 to December 31, 2014, additional capital contributed from Forever Prosperous was $382,145. All funds from Forever Prosperous were treated as “additional paid-in capital” in the Balance Sheet. Such amount will not be repaid to Forever Prosperous. Mr. Chen Huangchen, our Chairman, President and CEO, is the sole director of Forever Prosperous and has sole voting and dispositive power over the shares.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description

2.1	Share Exchange Agreement, dated as of December 15, 2014, by and among Stark Beneficial, Inc., Michael Anthony, China Greenstar Holdings Limited and the shareholders of China Greenstar Holdings Limited.*

3.1	Certificate of Incorporation of Stark Beneficial, Inc., as amended.**

3.2	Amended and Restated Bylaws of China Greenstar Corporation

10.1	Realty Lease Contract*

10.2	Supply Agreement

21	Subsidiaries ***

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T

* Previously filed with the Company’s Form 8-K on December 19, 2014.

** Previously filed with the Company’s Form 10 Registration Statement on June 20, 2012.

*** Previously filed with the Company’s Form 10-K on April 15, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

China Greenstar Corporation

Date: September 18, 2015	By:	/s/ Chen Huangchen
Chen Huangchen
Chairman, President and Chief Executive Officer,
(Principal Executive Officer)

Date: September 18, 2015	By:	/s/ Yang Rong
Yang Rong
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the indicated capacities and on the dates indicated.

/s/ Chen Huangchen	Date: September 18, 2015
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

China Greenstar Corporation (the “Company”), formerly known as Stark Beneficial, Inc. (“Stark”), was incorporated in the State of Delaware. On December 15, 2014, the Company consummated a Share Exchange.

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

Shenzhen Greenstar Technology Co., Ltd. (“Greenstar Technology”) was established as a wholly foreign owned enterprise on September 29, 2014 in Shenzhen, the PRC by Greenstar HK. The registered capital of Greenstar Technology is HK$ 1,000,000 (equal to USD128,622). Greenstar Technology was principally engaged in selling fuel additive product and business consulting services.

On December 15, 2014 (the “Closing Date”), Stark, entered into a Share Exchange Agreement (the “Exchange Agreement”), with (i) Greenstar Holdings, (ii) Greenstar Holdings’ shareholders, Forever Prosperous Holdings (China) Limited, a British Virgin Islands company (“Forever Prosperous”), Pride Sun Limited, a British Virgin Islands company (“Pride Sun “) and New Empire Ventures Limited, a British Virgin Islands company, (collectively, “Greenstar Holdings Shareholders”) who together own shares constituting 100% of the issued and outstanding ordinary shares of Greenstar Holdings (“Greenstar Holdings Shares”) and (iii) Michael Anthony, the principal stockholder of Stark (the “Stark Shareholder”). Pursuant to the terms of the Exchange Agreement, Greenstar Holdings Shareholders transferred all of the shares of Greenstar Holdings in exchange for the issuance of 102,100,000 shares of Stark’s common stock (the “Share Exchange’). Immediately prior to the Share Exchange, the original shares (2,100,000 of common stock and 5,000,000 preferred stock) were repurchased and cancelled (the “Cancelled Shares”), reducing Stark’s issued and outstanding shares to 279,935 shares of common stock. The total consideration was $350,000 . As a result of the cancellation of the Cancelled Shares and the Share Exchange, Stark had 102,379,935 shares of common stock issued and outstanding following the Share Exchange. The Share Exchange was an arms-length transaction between the parties. There were no third parties involved that received any compensation for arranging or facilitating the transaction. Stark changed its name to China Greenstar Corporation on January 6, 2015. The Company, Greenstar Holdings, Greenstar HK and its subsidiary are collectively referred to as the “Group.”

The Group purchases a fuel additive from a third party in the PRC and resells it to customers under its brand name called “Greencare Product.” The Greencare Product is added to gasoline in order to improve fuel quality by suppressing and cleaning sediments in fuel. The Greencare Product improves overall engine performance, maximizes fuel-burning efficiency, enhances the power of an engine and provides for cleaner emissions. The Group authorizes its supplier to use its brand name and charges a distribution fee for it. The Group is not directly involved in the production or manufacturing of fuel additives or cleaners.

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

The Group distributes and resells a fuel additive and cleaner whose aim is to reduce emissions of carbon dioxide and save energy in relation to vehicle output. The Group is in the process of developing a better sales network and more customers. Management anticipates the revenue from the resale of the fuel additive will comprise a major component of the Group’s business going forward. The Group also plans to expand business into the automotive consumption space, such as, car washing services. In order to do so, management plans to acquire a company with adequate capabilities.

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

