Form 10-Q/A
period 2015-03-31
China Greenstar Corporation.
filed 2015-09-18
CIK 1551454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q /A

(Amendment No. 1)

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

As of September 18 , 2015, there were 102,379,935 shares of common stock outstanding.

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q of China Greenstar Corporation for the fiscal quarter ended March 31, 2015 as filed with the Securities and Exchange Commission on May 20, 2015 is being filed to respond to certain comments of the staff of the Securities and Exchange Commission.

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

During the three months period ended March 31, 2015, total advances to the Company’s Chief Executive Officer Mr. Huangchen Chen amounted to $103,155, which represents petty cash advanced to Mr. Chen for the Company's operation, such as travel and other business development expenditures. The advance was due on demand. The unused advance amounting to $66,114 was returned to the Company in April 2015. The Company does not expect making such advances to Mr. Chen in the future.

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

We distribute and resell a fuel additive and cleaner whose aim is to reduce emissions of carbon dioxide and save energy in relation to vehicle output. We are in the process of developing a better sales network and more customers. Management anticipates the revenue from the resale of the fuel additive will comprise a major component of our business going forward. We also plan to expand business into the automotive consumption space, such as, car washing services. In order to do so, management plans to acquire a company with adequate capabilities.

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

